Form 10-Q
period 2022-03-31
MSD Investment Corp.
filed 2022-05-13
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01481

_______________________________________________________________________

MSD Investment Corp.

(Exact name of Registrant as specified in its Charter)

_______________________________________________________________________

Maryland	87-4195402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Vanderbilt Avenue, 26th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)

212-303-4728

Registrant’s telephone number, including area code:

_______________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 13, 2022 was 12,286,055.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about MSD Investment Corp. (together, with its consolidated subsidiaries, the “Company,” “we,” "us" or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•
an economic downturn could also impact availability and pricing of our financing and our ability to access the debt capital markets;
•
a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•
the impact of the novel strain of coronavirus known as “COVID-19” and related changes in base interest rates and significant market volatility on our business, our portfolio companies, our industry and the global economy;
•
interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•
our future operating results;
•
our business prospects and the prospects of the companies in which we may invest including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•
the impact of the investments that we expect to make;
•
our ability to raise sufficient capital to execute our investment strategy;
•
general economic and political trends and other external factors;
•
the ability of our portfolio companies to achieve their objectives;
•
our current and expected financing arrangements and investments;
•
changes in the general interest rate environment;
•
the adequacy of our cash resources, financing sources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with MSD Partners L.P. (the “Adviser”) or any of its affiliates;
•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•
our use of financial leverage;
•
our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•
the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•
our ability to qualify for and maintain our qualification as a regulated investment company ("RIC") and as a business development company (“BDC”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
the effect of changes to tax legislation and our tax position;
•
the tax status of the enterprises in which we may invest;
•
the effect of legal, tax and regulatory changes including the Coronavirus Aid, Relief and Economic Security Act signed into law in December 2020 and the American Rescue Plan Act of 2021, signed into law in March 2021; and
•
other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I Item 1A. Risk Factors in our Registration Statement on Form 10 filed with the SEC on March 8, 2022. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$711,196	$692,357
Cash and cash equivalents	20,639	12,203
Interest receivable	6,048	3,970
Principal receivable	36	2,454
Prepaid expenses and other assets	335	308
Total assets	$738,254	$711,292

LIABILITIES
Debt, net of financing costs (2)	$424,350	$404,921
Distributions payable	7,200	—
Financing costs payable	2,510	2,736
Management fees payable	1,328	155
Income based incentive fee payable	1,289	56
Interest payable	1,122	341
Due to affiliates	512	371
Accrued professional fees	330	336
Accrued expenses and other liabilities	225	122
Capital gains incentive fee payable	—	256
Total liabilities	$438,866	$409,294
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, par value $0.001 (100,000,000 shares authorized and 12,000,000 shares issued and outstanding)	$12	$12
Paid-in capital in excess of par value	299,988	299,988
Distributable earnings (accumulated losses)	(612)	1,998
Total net assets	$299,388	$301,998
Net asset value per share	$24.95	$25.17

(1)
Non-controlled/non-affiliate investments at amortized cost $715,866 and $690,732 as of March 31, 2022 and December 31, 2021, respectively.
(2)
Unamortized financing costs of $4,650 and $5,078 as of March 31, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

For the Three Months Ended March 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$12,695
Payment-in-kind dividend income	829
Payment-in-kind interest income	463
Other income	44
Total investment income	14,031
Expenses:
Interest expense	3,103
Management fees	1,328
Income based incentive fee	1,289
Administration expense	491
Professional fees	258
Organization and offering costs	120
Board of directors' fees	58
General and other expenses	42
Custody expense	21
Transfer agency fees	13
Capital gains incentive fee	(256)
Total expenses	6,467
Net investment income (loss)	7,564

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	3,323
Foreign currency transactions	(3)
Net realized gain (loss)	3,320
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(6,294)
Net change in unrealized appreciation (depreciation)	(6,294)
Net realized and unrealized gain (loss)	(2,974)
Net increase (decrease) in net assets resulting from operations	$4,590

Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.63
Earnings per share (basic and diluted)	$0.38
Distributions declared per share	$0.60
Weighted average shares outstanding (basic and diluted)	12,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), net of	Total
	Shares	Amount	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2021 (1)	12,000,000	$12	$300,000	$1,998	$301,998
Operations:
Net investment income	—	—	—	7,564	7,564
Net realized gain (loss)	—	—	—	3,320	3,320
Net change in unrealized appreciation (depreciation)	—	—	—	(6,294)	(6,294)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,590	4,590
Shareholder distributions:
Distributions paid to shareholders	—	—	—	(7,200)	(7,200)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(7,200)	(7,200)
Net increase (decrease) for the period	—	—	—	(2,610)	(2,610)
Balance, March 31, 2022	12,000,000	$12	$300,000	$(612)	$299,388
(1)
The Company converted from MSD Investment, LLC to MSD Investment Corp. on January 1, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

For the Three Months Ended March 31, 2022
Cash flow from operating activities
Net increase in net assets resulting from operations	$4,590
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(1,282)
Net accretion of discount and amortization of premium	(910)
Proceeds from sale of investments and principal repayments	86,461
Purchases of investments	(106,080)
Net realized (gains) losses on investments	(3,323)
Net change in unrealized (appreciation) depreciation on investments	6,294
Amortization of deferred financing costs	375
(Increase) decrease in operating assets:
Interest receivable	(2,078)
Principal receivable	2,418
Prepaid expenses and other assets	(27)
Increase (decrease) in operating liabilities:
Due to affiliates	141
Management fees payable	1,173
Income based incentive fee payable	1,233
Capital gains incentive fee payable	(256)
Interest payable	781
Accrued professional fees	(6)
Accrued expenses and other liabilities	103
Net cash (used in) provided by operating activities	(10,393)
Cash flow from financing activities
Debt borrowings	114,000
Debt repayments	(95,000)
Deferred financing costs paid	(171)
Net cash (used in) provided by financing activities	18,829
Net increase in cash and cash equivalents	8,436
Cash and cash equivalents, beginning of period	12,203
Cash and cash equivalents, end of period	$20,639
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$1,947
Change in distributions payable	$7,200
Financing cost payable	$54

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Management Consulting & Research LLC	(8)	L + 6.00%	1.00%	7.00%	8/16/2027	$10,905	$10,698	$10,702	3.57%
Management Consulting & Research LLC - Revolving Credit Facility	(8)(9)(12)	L + 6.00%	1.00%	0.50%	8/16/2027	—	(60)	(58)	(0.02)
The Nordam Group Inc.		L + 5.50%	0.00%	6.00%	4/9/2026	11,859	10,345	10,258	3.43
							20,983	20,902	6.98
Automobile
McLaren Finance PLC	UK(10)(11)	N/A	N/A	7.50%	8/1/2026	3,565	3,609	3,507	1.17
Chemicals, Plastics & Rubber
Dubois Chemicals Group Inc.		L + 4.50%	0.00%	4.96%	9/30/2026	2,775	2,765	2,726	0.91
Energy: Oil & Gas
CITGO Holdings Inc	(9)	N/A	N/A	9.25%	8/1/2024	26,051	25,466	26,311	8.79
CITGO Petroleum Corp		N/A	N/A	6.38%	6/15/2026	2,121	2,162	2,138	0.71
Murchison Oil and Gas - First Out Term Loan	(8)	L + 9.00%	2.00%	11.00%	10/26/2023	2,682	2,737	2,682	0.90
Murchison Oil and Gas - Last Out Term Loan	(8)	L + 8.00%	2.00%	10.00%	10/26/2023	38,333	37,222	37,018	12.37
Saturn Oil and Gas Inc.	CN(8)(10)(11)	C + 11.50%	1.00%	12.50%	6/7/2024	CAD 46,384	35,460	35,924	12.00
							103,047	104,073	34.77
Healthcare & Pharmaceuticals
Mallinckrodt International Finance SA	LU(10)(11)	L + 5.25%	0.75%	6.26%	9/24/2024	13,684	12,895	12,502	4.18
Natural Partners, Inc.	(8)	L + 6.00%	1.00%	7.00%	3/15/2028	38,438	37,675	37,669	12.58
Natural Partners, Inc. - Revolving Credit Facility	(8)(9)(12)	L + 6.00%	1.00%	0.50%	3/15/2028	—	(56)	(56)	(0.02)
							50,514	50,115	16.74
Hotel, Gaming & Leisure
Chuck E. Cheese		N/A	N/A	6.75%	5/1/2026	10,530	9,986	10,177	3.40
Viad Corp	(11)	L + 5.00%	0.50%	5.50%	7/30/2028	4,402	4,392	4,336	1.45
							14,378	14,513	4.85
Media: Advertising, Printing & Publishing
Patientpoint Network Solutions, LLC	(8)	L + 7.00%	1.00%	8.00%	3/7/2025	32,175	31,484	31,497	10.52
Real Betis Balompie SAD - Participation Interest	ES(8)(10)(11)	N/A	N/A	7.00%	6/5/2025	€13,000	14,768	14,083	4.70
							46,252	45,580	15.22
Media: Diversified & Production
Getty Images Inc.		L + 4.50%	0.00%	5.06%	2/19/2026	34,366	34,225	34,087	11.39
Candle Media Co Ltd	(8)	L + 6.00%	0.75%	6.93% PIK	6/18/2027	40,400	39,639	39,629	13.24
Candle Media Co Ltd - Delayed Draw Term Loan	(8)(9)(12)	L + 6.00%	0.00%	6.93% (incl. 4.00% PIK)	6/18/2027	12,671	12,428	12,399	4.14
							86,292	86,115	28.77

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2022

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Retail
Guitar Center Inc		N/A	N/A	8.50%	1/15/2026	4,066	4,296	4,149	1.38
Xponential Fitness LLC	(8)(11)	L + 6.50%	1.00%	7.50%	2/28/2025	21,123	20,907	20,892	6.98
							25,203	25,041	8.36
Services: Business
Muine Gall, LLC	(8)(9)(11)	N/A	N/A	7.50% PIK	9/21/2024	42,244	42,260	42,366	14.15
Services: Consumer
Spring Education Group Inc.		L + 4.25%	0.00%	5.26%	7/30/2025	28,984	27,824	28,054	9.37
Vision Purchaser Corp	(8)	S + 6.40%	1.00%	7.40%	6/10/2025	29,247	28,717	28,662	9.57
Vision Purchaser Corp - Incremental Term Loan	(8)	P + 5.00%	0.00%	8.75%	6/10/2025	2,549	2,499	2,498	0.84
							59,040	59,214	19.78
Telecommunications
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,060	23,560	7.87
Ligado Networks LLC	(9)	N/A	N/A	15.50% PIK	11/1/2023	10,208	8,838	7,373	2.46
							32,898	30,933	10.33
Wholesale
Dealer Tire LLC		L + 4.25%	0.00%	4.71%	12/12/2025	24,313	24,174	24,161	8.07
FleetPride Inc.		L + 4.50%	0.00%	4.96%	2/4/2026	29,897	29,851	29,647	9.90
							54,025	53,808	17.97
Total First Lien Debt							541,266	538,893	180.00%
Second Lien Debt
Chemicals, Plastics and Rubber
Hexion Holdings Corporation	(9)	S + 7.44%	0.50%	7.94%	3/15/2030	35,000	34,041	33,425	11.16
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	L + 8.25%	1.00%	9.25%	12/30/2028	25,777	25,158	25,035	8.36
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	16,378	16,493	16,255	5.43
Services: Business
Trace3 Inc.	(8)(9)	L + 7.50%	0.50%	8.00%	10/8/2029	33,750	32,865	32,869	10.98
Services: Consumer
Midwest Veterinary Partners LLC	(8)	L + 7.50%	0.75%	8.25%	4/26/2029	40,000	40,171	39,603	13.23
Total Second Lien Debt							148,728	147,187	49.16%
Preferred Equity
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		25,989	25,872	25,116	8.39
Total Preferred Equity							25,872	25,116	8.39
Total Investments - non-controlled/non-affiliated							$715,866	$711,196	237.55%
Cash and Cash Equivalents
Cash and Cash Equivalents	(13)						20,639	20,639	6.89
Total Cash and Cash Equivalents							$20,639	$20,639	6.89
Total Portfolio Investments, Cash and Cash Equivalents							$736,505	$731,835	244.44%

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2022

(in thousands, except shares)

(1)
Security may be an obligation of one or more entities affiliated with the named portfolio company.
(2)
All debt and equity investments are income producing unless otherwise noted.
(3)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(4)
Variable rate loans to the portfolio companies are indexed to the London Interbank Offered Rate” ("LIBOR", or "LIBOR Rate") (denoted as "L"), Canadian Dollar Offered Rate ("CDOR") (denoted as "C") or Secured Overnight Financing Rate ("SOFR") (denoted as "S") and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022.
(5)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2022.
(6)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares/shares owned.
(7)
Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Directors of the Company (the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(9)
These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's, as defined below (see Note 6), credit facilities, a single investment may be divided into parts that are individually pledged as collateral to our credit facilities.
(10)
The portfolio company is domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different jurisdiction than the domicile of the portfolio company. Foreign countries include Canada (denoted as "CN"), Luxembourg (denoted as "LU"), Spain (denoted as "ES") and the United Kingdom (denoted as "UK").
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022, qualifying assets represented approximately 78.7% of total assets as calculated in accordance with regulatory requirements.
(12)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments (all commitments are first lien, unless otherwise noted):

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd	Delayed Draw Term Loan	6/18/2027	$3,392	$(31)
Management Consulting & Research LLC	Revolver	8/16/2027	3,136	(58)
Natural Partners, Inc.	Revolver	6/19/2027	2,813	(56)
Total Unfunded Commitments			$9,341	$(145)
(13)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of March 31, 2022 FGTXX had an average one year yield of 0.04%.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate(5)	Maturity Date	Par Amount / Shares(6)	Cost(7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Management Consulting & Research LLC	(8)	L + 6.00%	1.00%	7.00%	8/16/2027	$10,932	$10,714	$10,720	3.55%
Management Consulting & Research LLC - Revolving Credit Facility	(8)(9)(12)	L + 6.00%	1.00%	7.00%	8/16/2027	—	(62)	(61)	(0.02)
The Nordam Group Inc.		L + 5.00%	0.00%	5.63%	4/9/2026	11,889	10,293	10,076	3.34
							20,945	20,735	6.87
Automobile
McLaren Finance PLC - Secured Bond	UK(10)(11)	N/A	N/A	7.50%	8/1/2026	3,565	3,611	3,610	1.20
Chemicals, Plastics & Rubber
Dubois Chemicals Group Inc.	(8)	L + 4.50%	0.00%	4.60%	9/30/2026	2,782	2,771	2,775	0.92
Kaman Corp.	(8)	L + 5.00%	0.00%	5.10%	8/26/2026	5,700	5,672	5,671	1.88
							8,443	8,446	2.80
Energy: Oil & Gas
CITGO Holdings Inc	(9)	N/A	N/A	9.25%	8/1/2024	26,051	25,408	26,209	8.68
CITGO Petroleum Corp		N/A	N/A	6.38%	6/15/2026	2,121	2,164	2,155	0.71
Murchison Oil and Gas - First Out Term Loan	(8)	L + 9.00%	2.00%	11.00%	10/26/2023	2,682	2,746	2,682	0.89
Murchison Oil and Gas - Last Out Term Loan	(8)	L + 8.00%	2.00%	10.00%	10/26/2023	38,333	37,059	37,060	12.27
Saturn Oil and Gas Inc.	CN(8)(10)(11)	C + 11.50%	1.00%	12.50%	6/7/2024	CAD 42,630	32,515	32,905	10.90
							99,892	101,011	33.45
Healthcare & Pharmaceuticals
Mallinckrodt International Finance SA	LU(10)(11)	L + 5.25%	0.75%	6.00%	9/24/2024	13,720	12,859	12,814	4.24
Hotel, Gaming & Leisure
Viad Corp	(11)	L + 5.00%	0.50%	5.50%	7/30/2028	4,413	4,402	4,399	1.46
Media: Advertising, Printing & Publishing
Patientpoint Network Solutions, LLC	(8)	L + 7.00%	1.00%	8.00%	3/7/2025	32,256	31,507	31,520	10.44
Real Betis Balompie SAD - Participation Interest	ES(8)(10)(11)	N/A	N/A	7.00%	6/5/2025	€13,000	14,772	14,798	4.90
							46,279	46,318	15.34
Media: Diversified & Production
Getty Images Inc.		L + 4.50%	0.00%	4.63%	2/19/2026	34,456	34,301	34,463	11.41
Candle Media Co Ltd	(8)	L + 6.00%	0.75%	6.75%	6/18/2027	40,000	39,202	39,200	12.98
Candle Media Co Ltd - Delayed Draw Term Loan	(8)(9)(12)	L + 6.00%	0.00%	6.75%	6/18/2027	—	(159)	(160)	(0.05)
							73,344	73,503	24.34
Retail
Guitar Center Inc		N/A	N/A	8.50%	1/15/2026	4,066	4,309	4,362	1.44
Xponential Fitness LLC	(8)(11)	L + 6.50%	1.00%	7.50%	2/28/2025	21,241	20,995	21,019	6.96
							25,304	25,381	8.40
Services: Business
Muine Gall, LLC	(8)(9)(11)	N/A	N/A	7.50% PIK	9/21/2024	42,244	42,261	42,297	14.01

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2021

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate(5)	Maturity Date	Par Amount / Shares(6)	Cost(7)(8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Consumer
Spring Education Group Inc.		L + 4.25%	0.00%	4.47%	7/30/2025	29,059	27,815	27,997	9.27
Vision Purchaser Corp	(8)	L + 6.25%	1.50%	7.75%	6/10/2025	29,247	28,679	28,735	9.51
							56,494	56,732	18.78
Telecommunications
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,060	24,144	7.99
Intelsat Jackson Holdings SA	LU(10)(11)	N/A	N/A	8.63%	1/2/2024	4,000	4,007	3,992	1.32
Ligado Networks LLC	(9)	N/A	N/A	15.50% PIK	11/1/2023	10,208	8,660	8,373	2.77
							36,727	36,509	12.08
Wholesale
Dealer Tire LLC		L + 4.25%	0.00%	4.35%	12/12/2025	24,376	24,224	24,339	8.06
FleetPride Inc.		L + 4.50%	0.00%	4.60%	2/4/2026	29,974	29,919	29,950	9.92
							54,143	54,289	17.98
Total First Lien Debt							484,704	486,044	160.95%
Second Lien Debt
Chemicals, Plastics and Rubber
Kaman Corp.	(8)(9)	L + 9.00%	0.00%	9.13%	8/13/2027	37,763	35,130	35,119	11.63
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	L + 8.25%	1.00%	9.25%	12/30/2028	25,777	25,136	25,293	8.38
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	11,378	11,605	11,947	3.96
Services: Business
Trace3 Inc.	(8)(9)	L + 7.50%	0.50%	8.00%	10/6/2029	33,750	32,835	32,842	10.87
Services: Consumer
Midwest Veterinary Partners LLC	(8)	L + 7.50%	0.75%	8.25%	4/26/2029	40,000	40,186	40,195	13.31
Total Second Lien Debt							144,892	145,396	48.15%
Unsecured Debt
Transportation: Consumer
Vistajet Malta Finance PLC	(9)(11)	N/A	N/A	10.50%	6/1/2024	33,757	36,093	36,219	11.99
Total Unsecured Debt							36,093	36,219	11.99%
Preferred Equity
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		25,171	25,043	24,698	8.18
Total Preferred Equity							25,043	24,698	8.18
Total Investments - non-controlled/non-affiliated							$690,732	$692,357	229.27%
Cash and Cash Equivalents
Cash and Cash Equivalents	(13)						12,203	12,203	4.04
Total Cash and Cash Equivalents							12,203	12,203	4.04
Total Portfolio Investments, Cash and Cash Equivalents							$702,935	$704,560	233.31%

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2021

(in thousands, except shares)

(1)
Security may be an obligation of one or more entities affiliated with the named portfolio company.
(2)
All debt and equity investments are income producing unless otherwise noted.
(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act. The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(4)
Variable rate loans to the portfolio companies are indexed to the LIBOR Rate (denoted as "L") or CDOR (denoted as "C") and generally reset periodically. For each loan, the Company, as defined below, has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021.
(5)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2021.
(6)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)
Cost represents amortized cost, inclusive of any PIK, for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(9)
These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's, as defined below (see Note 6), credit facilities, a single investment may be divided into parts that are individually pledged as collateral to our credit facilities.
(10)
The portfolio company is domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different jurisdiction than the domicile of the portfolio company. Foreign countries include Canada (denoted as "CN"), Luxembourg (denoted as "LU"), Spain (denoted as "ES") and the United Kingdom (denoted as "UK").
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, qualifying assets represented approximately 71.5% of total assets as calculated in accordance with regulatory requirements.
(12)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments (all commitments are first lien, unless otherwise noted):

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd.	Delayed Draw Term Loan	6/18/2027	$16,000	$(160)
Management Consulting & Research LLC	Revolver	8/16/2027	3,136	(61)
Total Unfunded Commitments			$19,136	$(221)
(13)
Cash equivalents balance represents amounts held in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX).

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Organization

MSD Investment Corp. (together with its consolidated subsidiary, the “Company”), was originally established as a Delaware limited liability company on February 18, 2021, converted to a Maryland limited liability company named MSD Investment, LLC on October 22, 2021 and converted into a Maryland corporation (the “Corporate Conversion”) effective January 1, 2022, pursuant to Articles of Conversion filed on December 28, 2021. In connection with the Corporate Conversion the Company changed its name from “MSD Investment, LLC" to “MSD Investment Corp.” As a result of the Corporate Conversion, the issued and outstanding equity interests of MSD Investment, LLC were converted into a corresponding number of shares of common stock, par value $0.001 per share, of the Company ("Shares," and each a "Share"), and each holder of equity interests of MSD Investment, LLC became a shareholder of the Company (collectively “Shareholders”). The Company is structured as an externally managed, non-diversified closed-end investment company. On December 29, 2021, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to be treated for U.S. federal income tax purposes, as a regulated investment company (“RIC”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment objective is to invest in a broad range of portfolio companies, primarily through senior secured loans and notes where we believe the probability of losses are limited and the opportunity to generate attractive risk adjusted returns is maximized. The Adviser (as defined below) expects to execute this strategy by continuing its long history of leveraging its network to source and diligence what it believes to be attractive opportunities across a broad range of industries. The strategy will be executed by a team of experienced investment professionals who have more than a 20-year history of successfully deploying capital in both liquid and illiquid investments.

The Company has entered into an investment advisory agreement (the “Advisory Agreement”) with MSD Partners, L.P., a Delaware limited partnership (the “Adviser”) under which the Adviser provides certain investment advisory and management services to the Company. Additionally, the company has entered into an administrative services agreement (the “Administration Agreement”) with MSD Partners, L.P. (in this capacity the “Administrator” and, collectively in its role as the Adviser “MSD”) under which the Administrator provides certain administrative and other services necessary for the Company to operate.

MSD BDC SPV I, LLC (“SPV I”) is a Delaware limited liability company formed on June 14, 2021 and commenced operations on December 21, 2021, the date the first investment transaction closed. SPV I’s investment objectives are the same as the Company. SPV I is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements, in accordance with the Company’s consolidation policy discussed in Note 2 Significant Account Policies.

The Company may from time to time conduct a private offering (each a “Private Offering”) of its common shares of beneficial interest (i) to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons,” as defined in Regulation S under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of the Private Offering, each investor makes a capital commitment (“Capital Commitments”) to purchase Shares of the beneficial interest of the Company pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their Capital Commitments on an as-needed basis each time the Company delivers a notice to investors.

The first closing date (the “Initial Closing Date”) took place on December 21, 2021. Additional closings are expected to occur from time to time as determined by the Company (each, a “Subsequent Closing”), and the final such closing (the “Final Closing”) will occur no later than the fifth anniversary of the Initial Closing Date, subject to a one-year extension at the discretion of the Board of Directors of the Company (the “Board”) (the “Commitment Period”). The proceeds received at the Initial Closing Date of the sale of Shares hereunder were used to acquire the initial portfolio of the Company from several funds managed by the Adviser or its affiliates prior to the Corporate Conversion. Following the Initial Closing Date, proceeds from the sale of Shares were used to acquire investments in accordance with the Company’s investment guidelines and for other permitted purposes.

Note 2. Significant Accounting Policies

Basis of Presentation

Management has determined that the Company meets the definition of an investment company and adheres to the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). Accounting principles generally accepted in the United States of America (“U.S. GAAP”) for an investment company requires investments to be recorded at fair value.

The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q under Regulation S-X under the Securities Act of 1933, as amended. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the reported amounts of income and expenses during the reported period and (iii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ materially from those estimates under different assumptions and conditions.

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of 90 days or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, these deposits may exceed the Federal Deposit Insurance Corporation insured limit.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received from a sale or paydown and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Valuation of Investments

The Company measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurement and Disclosures ("ASC 820”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity.

ASC 820 defines hierarchical levels of fair value that prioritize and rank the level of observability of inputs used in determination of fair value. These levels are summarized below:

•
Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives and money market/short-term investment funds are generally included in Level 1.
•
Level 2 - Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. Investments generally included in this category less liquid and restricted securities listed in active markets, securities traded in markets that are not active, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.
•
Level 3 - Valuation inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category include investments in privately-held entities, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall within different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Depending on the relative liquidity in the markets for certain investments, the Company may transfer investments to Level 3 if it determines that observable quoted prices, obtained directly or indirectly, are severely limited, or not available, or otherwise not reliable. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and the consideration of factors specific to the investment.

Under procedures established by the Board, the Company intends to value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 P.M. eastern time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the bid price as reported by an independent, third-party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value, subject to the oversight and approval of the Board. Such determination of fair values may involve subjective judgments and estimates, although the Company will also engage independent valuation providers to review the valuation of each investment that constitutes a material portion of the Company’s portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, the Adviser, together with any independent valuation advisers, and subject to the oversight of the Board, will fair value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. The types of factors that may be considered in determining the fair values of investments include, but are not limited to, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings. The Company intends to retain one or more independent providers of financial advisory services to assist the Adviser and the Board by performing certain third-party valuation services. The Company may appoint additional or different third-party valuation firms in the future.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs with respect to a fair-valued portfolio company or comparable company, the Board will use the pricing indicated by the external event to corroborate and/or assist the Company in the valuation of such portfolio company. Because the Company expects that there will not be readily available market quotations for many of the investments in its portfolio, the Company expects to value many of its investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had readily available market quotations existed for such investments, and the differences could be material.

On a quarterly basis, with respect to investments for which market quotations are not readily available, the Adviser will undertake a multi-step valuation process, as described below:

•
Securities for which no market prices are readily available or reliable will be reviewed as part of the valuation process and preliminarily fair valued based on our estimate, or an independent third party’s estimate, of the fair value as of the date of determination, and provided to the Adviser’s valuation committee;
•
Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee;
•
Agreed upon valuation recommendations are presented to the audit committee of the Board (the "Audit Committee");
•
At least once annually, the valuation for each investment that constitutes a material portion of the Company’s portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm; and
•
The Board will then discuss valuations and determine the fair value of each investment in the Company’s portfolio in good faith, based on the input of the Adviser, the respective independent valuation firms and the audit committee.

The Company utilizes several valuation techniques that use unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. The valuation techniques, as well as the key unobservable inputs that have a significant impact on the Company’s investments classified and valued as Level 3 in the valuation hierarchy, are described in Note 5. Fair Value Measurements. The unobservable inputs and assumptions may differ by asset and in the application of the Company's valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable inputs and assumptions.

All values assigned to investments by the procedures established by the Board will be binding on all Company investors. When pricing of the Company’s shares is necessary outside of the normal quarterly process, the Adviser will, among other things, review whether, to its knowledge, significant events have occurred since the last quarterly valuation which might affect the fair value of any of the Company's portfolio investments.

The determination of fair value involves subjective judgements and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of investments may differ materially from the values that would have been determined had a readily available market value existed for such investments. Further, such investments are generally less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, the Company could realize significantly less value than the value recorded by the Company.

Receivables/Payables From Investments Sold/Purchased

Receivables/payables from investments sold/purchased consist of amounts receivable or payable by the Company for transactions that have not settled at the reporting date.

Foreign Currency Transactions

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in translation of assets and liabilities in foreign currencies on the consolidated statements of operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums are recorded as interest income in the current period.

The Company has investments in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the consolidated statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized income is generally reversed through interest income. To maintain the Company’s status as a RIC after the Corporate Conversion, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

If the portfolio company's valuation indicates the value of the PIK security is not sufficient to cover the contractual PIK interest, the Company will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Company determines it is not collectible.

Debt investments are generally placed on non-accrual status when interest payments are at least 90 days past due or there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses and Offering Expenses

Costs associated with the organization of the Company were expensed on the Company's consolidated statement of operations as incurred. These expenses consist primarily of legal fees and other costs of forming and organizing the Company.

Costs associated with the offering of the Company’s Shares, and any additional expenses for other offerings, are capitalized and included in prepaid expenses and other assets on the consolidated statement of assets and liabilities and amortized over a twelve-month period beginning with the commencement of operations or the point in time when the cost was incurred if after the commencement of operations. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s Private Offering of its Shares.

Deferred Financing Costs and Debt Issuance Costs

Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Debt issuance costs are presented in the consolidated statement of assets and liabilities as a direct deduction of the debt liability to which the costs pertain.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company intends to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

The Company is generally subject to a 4% nondeductible federal excise tax if it does not distribute to its shareholders in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years.

The Company follows ASC 740, Income Taxes ("ASC 740"). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the Company to evaluate tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both March 31, 2022 and December 31, 2021. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the three months ended March 31, 2022, the Company did not incur any interest or penalties.

Prior to the Corporate Conversion, the Company was treated as a partnership for U.S. tax purposes and incurred no federal, state, city, or foreign income tax liability on income earned during that period. Instead, each partner reported his or her share of the Company's income, capital gain/(loss) and credit on his or her own tax return. Consequently, no provision for income taxes had been recorded in the consolidated financial statements.

Distributions

To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its Shareholders. Distributions to Shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company's earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

Subsequent Events

The Company has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2022, except as disclosed in Note 11.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04 ("ASU 2020-04") "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference the LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020 and ending December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-04 on its consolidated financial statements.

In January 2021, the FASB issued Accounting Standards Update 2021-01 ("ASU 2021-01"), Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Initial Portfolio Acquisition

Commencing on the Initial Closing Date and concluding prior to the Company's election to be regulated as a BDC, the Company completed its purchase of a portfolio of investments (the "Initial Portfolio") pursuant to agreements entered into with several funds managed by the Adviser (the "Initial Portfolio Acquisition"). Subsequent to the Initial Portfolio Acquisition the Company elected to be regulated as a BDC.

Investment Advisory Agreement

On November 24, 2021, the Company entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

The Advisory Agreement may be terminated at any time, without the payment of any penalty upon 60 days' written notice, by the vote of a majority of the Board, in accordance with the requirements of the 1940 Act, or by the Adviser. Additionally, the Advisory Agreement will automatically terminate in event of an assignment. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years from November 24, 2021 and will remain in effect year to year thereafter if approved annually (i) by a majority of the Board who are not "interested persons" according to section 2(a)(19) of the 1940 Act (each an "Independent Director") and (ii) the Board or the holders of a majority of the Company's outstanding voting securities.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods and services, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms

The Company pays the Adviser a fee for its services under the Advisory Agreement consisting of two components: a management fee (the "Management Fee") and an incentive fee (the "Incentive Fee"). The cost of both the Management Fee and the Incentive Fee will ultimately be borne by the Shareholders.

Management Fee

The Management Fee is payable quarterly in arrears and shall be calculated as follows:

•
Prior to an initial public offering of the Company’s common stock and/or listing on a nationally recognized stock exchange (an “Exchange Listing”), the Management Fee shall be calculated at a rate of 0.1875% per quarter (0.75% per annum) of the Company’s average gross asset value, excluding cash and cash equivalents, at the end of the Company's two most recently completed calendar quarters.
•
Following an Exchange Listing, the Management Fee will be calculated at a rate of 0.3125% per quarter (1.25% per annum) of the Company's average gross asset value, excluding cash and cash equivalents, at the end of the Company's two most recently completed calendar quarters (or for the first quarter following an Exchange Listing, the average gross assets as of the date of the Exchange Listing and the end of such calendar quarter).

For purposes of the Advisory Agreement, gross assets means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, including assets purchased with borrowed amounts. For avoidance of a doubt total assets does not include any undrawn Capital Commitments. For the first calendar quarter in which the Company had operations, gross assets were measured as the average of gross assets at the Initial Drawdown Date and at the end of such first calendar quarter. The Management Fee will be appropriately adjusted for any share issuances or repurchases during the applicable period. If an Exchange Listing occurs on a date other than the first day of a calendar quarter, the management fee will be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the Exchange Listing based on the number of days in such calendar quarter before and after the Exchange Listing.

Incentive Fees

The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income (the "Income-Based Fee") and the other component is based on capital gains (the "Capital Gains Fee"), each as described below:

The Company pays the Income-Based Fee with respect to the pre-incentive fee net investment income in each calendar quarter as follows:

•
No income based incentive fee if the Company’s pre-incentive fee net investment income, expressed as a return on the value of our net assets at the end of the immediately preceding calendar quarter, does not exceed the hurdle rate of 1.5%;
•
100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 1.77% (7.06% annualized) of the value of the Company’s net assets at the beginning of each applicable calendar quarter. This “catch-up” portion is meant to provide the Adviser with approximately 15% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if the “catch up” is achieved; and
•
15% of the Company’s pre-incentive fee net investment income, if any, that exceeds the rate of return of 1.77% (7.06% annualized).

These calculations are prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.

The Capital Gains Fee will be determined and payable in arrears as of the end of each calendar year in an amount equal to 15% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees as calculated in accordance with U.S. GAAP. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain.

Administration Agreement

On November 24, 2021, the Company entered into the Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to Shareholders and reports filed with the United States Securities and Exchange Commission (“SEC”), preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies.

The Administration Agreement may be terminated at any time, without the payment of any penalty upon 60 days' written notice, by a vote of the outstanding voting securities of the Company, by the vote of a majority of the Board, or by the Administrator. Unless earlier terminated, the Investment Advisory Agreement will remain in effect for a period of two years from November 24, 2021 and will remain in effect year to year thereafter if approved annually (i) by a majority of the Independent Directors and (ii) the Board or the holders of a majority of the Company's outstanding voting securities.

For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of MSD or any of its affiliates.

Co-Investment Transactions Exemptive Relief

The Company was granted an SEC exemptive order which grants the Company exemptive relief permitting the Company subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Adviser.

License Agreement

The Company has entered into a license agreement (the “License Agreement), pursuant to which the Adviser has granted the Company a non-exclusive license to use the name “MSD.” Under the License Agreement, the Company has a right to use the MSD name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “MSD” name or logo.

The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2022:

Related Party	Source Agreement & Description	For the Three Months Ended March 31, 2022
	Consolidated statement of assets and liabilities:
Adviser	Due to affiliates (1)	$512
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	1,328
Adviser	Advisory Agreement - income based incentive fee	1,289
Adviser	Advisory Agreement - capital gains incentive fee	(256)
Administrator	Administration Agreement - Administrative expense	413
(1)
Due to affiliates is comprised of the administrative fee payable and organization and offering expenses paid by the Adviser on behalf of the Company.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$541,266	$538,893	75.77%	$484,704	$486,044	70.20%
Second lien debt	148,728	147,187	20.70	144,892	145,396	21.00
Unsecured debt	—	—	0.00	36,093	36,219	5.23
Preferred equity	25,872	25,116	3.53	25,043	24,698	3.57
Total investments	$715,866	$711,196	100.00%	$690,732	$692,357	100.00%

The industry composition of investments at fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Aerospace & Defense	2.94%	2.99%
Automobile	0.49	0.52
Chemicals, Plastics & Rubber	5.08	6.29
Consumer goods: Non-durable	7.05	7.22
Energy: Oil & Gas	14.63	14.59
Healthcare & Pharmaceuticals	7.05	1.85
Hotel, Gaming & Leisure	4.33	2.36
Media: Advertising, Printing & Publishing	6.41	6.69
Media: Diversified & Production	12.11	10.62
Retail	3.52	3.67
Services: Business	10.58	10.85
Services: Consumer	13.89	14.01
Telecommunications	4.35	5.27
Transportation: Consumer	—	5.23
Wholesale	7.57	7.84
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$649,134	$645,180	90.72%	215.51%
Canada	35,460	35,924	5.05	12.00
Luxembourg	12,895	12,502	1.76	4.18
Spain	14,768	14,083	1.98	4.70
United Kingdom	3,609	3,507	0.49	1.17
Total	$715,866	$711,196	100.00%	237.56%

	December 31, 2021
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$622,968	$624,238	90.16%	206.71%
Canada	32,515	32,905	4.75	10.90
Luxembourg	16,866	16,806	2.43	5.56
Spain	14,772	14,798	2.14	4.90
United Kingdom	3,611	3,610	0.52	1.20
Total	$690,732	$692,357	100.00%	229.27%

As of March 31, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.

As of March 31, 2022, on a fair value basis, approximately 78.1% of our performing debt investments bore interest at a floating rate and approximately 21.9% of our performing debt investments bore interest at a fixed rate.

As of December 31, 2021, on a fair value basis, approximately 80.9% of our performing debt investments bore interest at a floating rate and approximately 19.1% of our performing debt investments bore interest at a fixed rate.

Note 5. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of March 31, 2022 and December 31, 2021, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$222,986	$315,906	$538,892
Second lien debt	—	49,680	97,508	147,188
Preferred equity	—	—	25,116	25,116
Cash and cash equivalents	20,639	—	—	20,639
Total Portfolio Investments, Cash and Cash Equivalents	$20,639	$272,666	$438,530	$731,835
Percentage of Total	2.82%	37.26%	59.92%	100.00%

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$216,884	$269,162	$486,046
Second lien debt	—	11,947	133,447	145,394
Unsecured debt	—	36,220	—	36,220
Preferred equity	—	—	24,697	24,697
Cash and cash equivalents	12,203	—	—	12,203
Total Portfolio Investments, Cash and Cash Equivalents	$12,203	$265,051	$427,306	$704,560
Percentage of Total	1.73%	37.62%	60.65%	100.00%

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2022:

	For the Three Months Ended March 31, 2022
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$269,162	$133,447	$24,697	$427,306
Purchase of investments (including PIK)	57,628	—	818	58,446
Proceeds from principal repayments and sales of investments	(7,694)	(37,763)	—	(45,457)
Amortization of premium/accretion of discount, net	461	36	11	508
Net realized gain (loss) on investments	85	2,630	—	2,715
Net change in unrealized appreciation (depreciation) on investments	(961)	(842)	(410)	(2,213)
Transfers out of Level 3 (1)	(2,775)	—	—	(2,775)
Fair value, end of period	$315,906	$97,508	$25,116	$438,530
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2022 included in net unrealized appreciation (depreciation) on the consolidated statement of operations	$(961)	$(853)	$(410)	$(2,224)
(1)
Transfers are done at the value of the investment at the beginning of the period. For the three months ended March 31, 2022 investments were transfers from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing service.

For the three months ended March 31, 2022 one investment was transferred out of Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing service.

The Company generally employs the Income Based Approach (as described below) to estimate the fair value of the investment. Additionally, the Company may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company or any applicable collateral, in order to evaluate coverage of the Company’s debt investment.

Income Based Approach: The Company may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant investment’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement.

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing cash flow (typically EBITDA or revenue, or the relevant industry metric) multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company multiples to the portfolio company’s latest twelve month EBITDA, revenue or other applicable metric to calculate the enterprise value of the portfolio company. The Company may also consider projected multiples in the assessment if applicable.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2022 and December 31, 2021, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$275,795	Market Yield Analysis	Market Yield Discount Rates	7.51%	22.95%	11.30%
	40,111	Recent Transaction	Transaction Price	98.00	98.00	98.00
	315,906
Second lien debt	97,508	Market Yield Analysis	Market Yield Discount Rates	9.31%	11.87%	10.29%
Preferred equity	25,116	Market Yield Analysis	Market Yield Discount Rates	14.42%	14.42%	14.42%
Total	$438,530

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$221,516	Market Yield Analysis	Market Yield Discount Rates	7.25%	17.25%	10.90%
	39,200	Recent Transaction	Transaction Price	98.00	98.00	98.00
	260,716
Second lien debt	98,328	Market Yield Analysis	Market Yield Discount Rates	9.08%	9.96%	9.40%
Preferred equity	24,697	Market Yield Analysis	Market Yield Discount Rates	14.20%	14.20%	14.20%
Total	$383,741
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of March 31, 2022 and December 31, 2021, the Company had investments of this nature measured at fair value totaling zero and $43.6 million, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of both March 31, 2022 and December 31, 2021, respectively, approximates their carrying value as the credit facilities have variable interest based on selected short term rates.

Other

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

The Company’s outstanding debt obligations as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I Facility	$400,000	$250,000	$245,814	$150,000	12/21/2026
Subscription Facility	200,000	179,000	178,536	21,000	12/21/2022
Total	$600,000	$429,000	$424,350	$171,000

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I Facility	$400,000	$220,000	$215,590	$180,000	12/21/2026
Subscription Facility	200,000	190,000	189,331	10,000	12/21/2022
Total	$600,000	$410,000	$404,921	$190,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.

The components of interest expense for the three months ended March 31, 2022 were as follows:

For the Three Months Ended March 31, 2022
Stated interest expense	$2,220
Unused/undrawn fees	258
Administration fees	250
Amortization of deferred financing costs	375
Total interest expense	$3,103
Average borrowings	$378,200

Weighted average interest rate (1)	2.89%
Amortization of financing costs	0.40%
Total borrowing costs	3.29%
(1)
Calculated as the amount of the sum of stated interest expense, unused/undrawn fees, and administration fees all divided by the average borrowings during the reporting period. This number represents an annualized amount.

Description of the Company's Credit Facilities

SPV I Facility

On December 21, 2021, SPV I, the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility with Deutsche Bank AG, New York Branch (“DB”) (the “SPV I Facility”). DB serves as facility agent, U.S. Bank National Association, serves as collateral agent and collateral custodian and the Company serves as servicer under the SPV I Facility.

Advances under the SPV I Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus the applicable margin of 2.15% per annum with a LIBOR floor of 0.25%. SPV I pays a commitment fee of 0.25% per annum (or 0.50% per annum if borrowings are less than 75% of the commitment amount) on the average daily unused amount of the financing commitments until the third anniversary of the SPV I Facility. Additionally, SPV I pays DB an administrative agent fee 0.25% of the total commitment amount for serving as facility agent.

The maximum commitment amount of the SPV I Facility is $400 million. Proceeds from borrowings under the SPV I Facility may be used to fund portfolio investments by SPV I. The period during which SPV I may make borrowings under the SPV I Facility expires on December 31, 2024 and the SPV I Facility is scheduled to mature on December 31, 2026.

Subscription Facility

On December 21, 2021, the Company entered into a senior secured revolving credit facility (the “Subscription Facility”) with Bank of America, N.A. (“BAML”). BAML serves as administrative agent and lender.

The Subscription Facility provides for secured borrowings of up to $200 million. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the 1940 Act. The Subscription Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $40 million. Proceeds from the borrowings under the Subscription Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. The Subscription Facility is scheduled to mature on December 31, 2022.

Advances under the Subscription Facility generally bear interest at a per annum rate equal to the daily Bloomberg Short-Term Bank Yield Index (“BSBY”) rate in effect, plus the applicable margin of 2.00% per annum. The Company pays a commitment fee of 0.25% per annum on the average daily unused amount of the financing commitments.

As of both March 31, 2022 and December 31, 2021, respectively, the Company is in compliance with all covenants associated with both of its credit facilities.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statement of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of March 31, 2022 and December 31, 2021, the Company’s unfunded commitments consisted of the following:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd	Delayed Draw Term Loan	6/18/2027	$3,392	$(31)
Management Consulting & Research LLC	Revolver	8/16/2027	3,136	(58)
Natural Partners, Inc.	Revolver	6/19/2027	2,813	(56)
Total Unfunded Commitments			$9,341	$(145)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd.	Delayed Draw Term Loan	6/18/2027	$16,000	$(160)
Management Consulting & Research LLC	Revolver	8/16/2027	3,136	(61)
Total Unfunded Commitments			$19,136	$(221)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both March 31, 2022 and December 31, 2021, management was not aware of any pending or threatened material litigation.

Note 8. Net Assets

Subscriptions and Drawdowns

In connection with its formation, the Company has the authority to issue up to 100 million shares. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of March 31, 2022, the Company had received Capital Commitments totaling $800 million ($500 million remaining undrawn), all of which were from affiliates of the Adviser.

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2022:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$300,000
Total	12,000,000	$300,000

Distributions

As of March 31, 2022, the Company had declared the following distributions:

			Regular	Special	Per Share
Date Declared	Record Date	Payment Date	Distribution	Distribution	Amount	Total Amount
March 30, 2022	March 31, 2022	April 15, 2022	$0.57	$0.03	$0.60	$7,200
Total distributions					$0.60	$7,200

Dividend Reinvestment

The Company has adopted a dividend reinvestment plan (“DRP”), pursuant to which it reinvests all cash dividends declared by the Board on behalf of its Shareholders who elected not to receive their dividends in cash. Shareholders who have opted into the Company’s DRP will have their cash distributions automatically reinvested in additional Shares as described below, rather than receiving the cash dividend or other distribution. A participating Shareholder will receive an amount of shares equal to the amount of the distribution on that participant’s shares divided by the most recent net asset value ("NAV") per share that is available on the date such distribution was paid. Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those Shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan. Shares issued under the dividend reinvestment plan will not reduce outstanding Capital Commitments.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
Net increase in net assets resulting from operations	$4,590
Weighted average shares outstanding	12,000,000
Earnings per share	$0.38

Note 10. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Per Share Data:
Net assets, beginning of period	$25.17
Net investment income (1)	0.63
Net realized gain (loss) (1)	0.28
Net change in unrealized appreciation (depreciation) (1)	(0.53)
Net increase in net assets resulting from operations	0.38
Distributions declared from net investment income (2)	(0.60)
Total increase (decrease) in net assets	(0.22)
Net assets, end of period	$24.95
Shares outstanding, end of period	12,000,000
Total return based on NAV (3)	1.48%
Ratios:
Expenses to average net assets (4)	8.74%
Net investment income to average net assets (4)	9.88%
Portfolio turnover rate (5)	12.32%
Supplemental Data:
Net assets, end of period	$299,388
Total capital commitments, end of period	$800,000
Ratios of total contributed capital to total committed capital, end of period	37.50%
Average debt outstanding	$378,200
Asset coverage ratio (6)	169.8%
(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (See Note 8).
(3)
Total return (not annualized) is calculated as the change in net assets per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company's distribution reinvestment plan), divided by the net assets per share at the beginning of the period.
(4)
Amounts are annualized except for non-recurring income and expenses (other income, organization and offering expenses and incentive fees on capital gains).
(5)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported.
(6)
In accordance with the 1940 Act, with certain, limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of May 13, 2022, the date that the consolidated financial statements were available to be issued. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our registration statement on Form 10 filed March 8, 2022 and Part II, Item 1A elsewhere in this Form 10-Q.

Overview

We were established as a Delaware limited liability company on February 18, 2021, and converted to MSD Investment, LLC, a Maryland limited liability company, on October 22, 2021. On December 1, 2021, the Company entered into purchase agreements with the Funds pursuant to which the Company agreed to acquire the Initial Portfolio for an aggregate cash purchase price equal to the fair value of such assets, plus accrued but unpaid interest as of the closing date, less any principal payments received between signing of the purchase agreements and the closing of the transactions contemplated thereby. The closing of the purchase of the Initial Portfolio by the Company occurred on December 21, 2021. As consideration for the Portfolio, the Company paid the Funds an aggregate purchase price of $656.5 million. On December 28, 2021, the Company filed Articles of Conversion (and related Articles of Incorporation) with the Maryland Department of Assessments and Taxation in order to effectuate the Corporate Conversion. In accordance with the Articles of Conversion and Maryland law, the Corporate Conversion became effective as of 12:01 a.m. on January 1, 2022 and, as result of the Corporate Conversion, each share representing a portion of the membership interests of the Company prior to the effective time of the Corporate Conversion was automatically converted into one share of common stock, par value $0.001 per share, of the Company. In connection with the Corporate Conversion the Company changed its name from “MSD Investment, LLC" to “MSD Investment Corp.” On December 29, 2021, the Company filed a Form N-54A to elect to be treated as a BDC under the 1940 Act.

We intend to elect to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code for the fiscal year ending December 31, 2022 for U.S. federal income tax purposes. As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

The Company’s investment objective is to invest in a broad range of portfolio companies, primarily through senior secured loans and notes where we believe the probability of losses are limited and the opportunity to generate attractive risk adjusted returns is maximized. The Adviser (as defined below) expects to execute this strategy by continuing its long history of leveraging its network to source and diligence what it believes to be attractive opportunities across a broad range of industries. The strategy will be executed by a team of experienced investment professionals who have more than a 20-year history of successfully deploying capital in both liquid and illiquid investments.

Recent COVID-19 Developments

We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continued fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related restrictions imposed by state and local governments, and other private businesses, including developing liquidity plans supported by internal cash reserves, and Shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of March 31, 2022 and December 31, 2021 and (ii) for the three months ended March 31, 2022:

	As of
	March 31, 2022	December 31, 2021
Total assets	$738,254	$711,292
Investments in portfolio companies, at fair value	$711,196	$692,357
Borrowings	$429,000	$410,000
Net assets	$299,388	$301,997
Net asset value per share	$24.95	$25.17
Leverage ratio (borrowings / total assets)	58.1%	57.6%

For the Three Months Ended March 31, 2022
Average net assets	$299,388
Average borrowings	$378,200
Cost of investments purchased	$106,080
Principal repayments	$86,461
Net investment income	$7,564
Net realized gains (losses)	$3,320
Net change in unrealized appreciation (depreciation)	$(6,294)
Net increase in net assets resulting from operations	$4,590
Net investment income per share - basic and diluted	$0.63
Earnings per share - basic and diluted	$0.38

Portfolio and Investment Activity for the Three Months Ended March 31, 2022

The following table presents our portfolio company activity for the three months ended March 31, 2022:

For the Three Months Ended March 31, 2022
Portfolio companies at beginning of period	30
Number of added portfolio companies	3
Number of exited portfolio companies	(3)
Portfolio companies at period end	30

Number of debt investments period end	35
Number of preferred equity investments at period end	1

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$486,044	$145,396	$36,220	$24,697	$692,357
Purchase of investments	67,145	38,935	—	—	106,080
Proceeds from principal repayments and sales of investments	(12,083)	(37,763)	(36,616)	—	(86,462)
Other changes in fair value (1)	(2,213)	619	396	419	(779)
Fair value, end of period	$538,893	$147,187	$—	$25,116	$711,196
(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

The Following table presents selected information regarding our investment portfolio as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022		December 31, 2021
Investments:
Number of portfolio companies	30		30
Number of investments	36		35
Average investment at fair value	19,755		19,782
Average cost of debt investments as a percentage of par (1)	98.01%		98.15%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.00%		0.00%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.00%		0.00%
Number of debt investments on non-accrual status	—		—

Floating interest rate debt investments:
Percent of debt portfolio (2)	78.1%		80.9%
Weighted average interest rate floors	0.70%		0.62%
Weighted average coupon spread to base interest rate	661	bps	681	bps
Weighted average effective yield on floating rate debt investments at amortized cost (3)	8.31%		8.19%

Fixed interest debt investments:
Percent of debt portfolio (2)	21.9%		19.1%
Weighted average coupon rate	9.06%		9.56%
Weighted average effective yield on fixed rate debt investments at amortized cost (3)	9.09%		9.02%

Other Metrics:
Weighted average years to maturity on debt investments	6.83	years	6.85	years
Weighted average effective yield on the portfolio at amortized cost (3)	8.64%		8.53%

(1)
Calculated as amortized cost of all debt investments divided by the par value of all debt investments.
(2)
Percent is calculated as a percentage of fair value of total debt investments.
(3)
Weighted average effective yield is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments, regardless of whether they are income producing.

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of:

	March 31, 2022		December 31, 2021
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$51,223	7.3%	$51,223	7.6%
2024	119,078	16.9	153,485	22.5
2025	152,776	21.7	150,967	22.2
2026	139,556	19.8	129,930	19.2
2027	63,976	9.1	88,694	13.1
2028	68,616	9.7	30,190	4.5
2029	73,750	10.5	73,750	10.9
2030	35,000	5.0	—	—
	$703,975	100.0%	$678,239	100.0%

We utilize an investment rating system to monitor the credit profile of our underlying portfolio companies. We use a five-level ratings scale to classify individual investments.

•
Investment Rating 1 - Investment is performing materially above expectations.
•
Investment Rating 2 - Investment is performing above expectations.
•
Investment Rating 3 - Investment is performing materially in-line with expectations. All new loans received a rating of 3 at initial investment.
•
Investment Rating 4 - Investment is performing materially below expectations. Investments with a rating of 4 receive more frequent attention from our team as the risks of impairment have increased substantially since investment. Loss of principal is not expected, however there may be lost interest.
•
Investment Rating 5 - Investment is performing materially below expectations and there is a high probability of impairment. Loss of principal and interest is probable.

The following tables show the investment rankings of the debt investments in our portfolio As of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	—	0.0	—
3	711,196	100.0	36
4	—	0.0	—
5	—	0.0	—
	$711,196	100.0%	36

	As of December 31, 2021
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	—	0.0	—
3	692,357	100.0	35
4	—	0.0	—
5	—	0.0	—
	$692,357	100.0%	35

Results of Operations

Revenues

We generate revenues primarily in the form of interest on the debt securities of portfolio companies that we acquire and hold for investment purposes. Our investments in debt securities generally have expected maturities of two to eight years, although we have no lower or upper constraint on maturity, and typically earn interest at floating and fixed interest rates. Interest on our debt securities is generally payable to us monthly, quarterly or semi-annually. The outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the respective maturity dates. In addition, we may generate revenue in the form of dividends from preferred and common equity investments, amortization of original issue discount, prepayment fees, commitment fees, origination fees and fees for providing significant managerial assistance.

Operating Expenses

Our primary operating expenses include a management fee and, depending on our operating results, a performance-based incentive fee, interest expense, administrative services, custodian and accounting services and other third-party professional services fees and expenses. The management and performance-based incentive fees compensate the Adviser for its services in identifying, evaluating, negotiating, closing and monitoring our investments.

Operating Results for the three months ended March 31, 2022 are presented below:

For the Three Months Ended March 31, 2022
Total investment income	$14,031
Total expenses	6,467
Net investment income	7,564
Net realized gain (loss)	3,320
Net change in unrealized appreciation (depreciation)	(6,294)
Net increase in net assets resulting from operations	$4,590

Investment Income

Investment income consisted of the following components for the three months ended March 31, 2022:

For the Three Months Ended March 31, 2022
Interest income on debt securities
Cash interest (1)	$11,796
PIK interest	463
Net accretion/amortization of discounts/premiums	899
Total interest on debt securities	13,158
PIK dividend	829
Total interest and dividend income	13,987
Other income	44
Total investment income	$14,031
Average investments at cost (2)	$703,299
Income return (3)	1.99%
(1)
Cash interest includes the acceleration of accretion/amortization on discounts/premiums received in connection with paydowns received.
(2)
Average investments at cost is calculated as the simple average of the total investments at amortized cost at the beginning and end of the period.
(3)
Income return is calculated as total interest and dividend income for the period divided by Average Investments at cost.

Operating Expenses

Our operating expenses can be categorized into fixed operating expenses, variable operating expenses and performance-dependent expenses. Fixed operating expenses are generally static period over period. Variable expenses are calculated based on fund metrics such as total assets, net assets or total borrowings. Performance-dependent expenses fluctuate independent of our size.

The table below shows a breakdown of our operating expenses for the three months ended March 31, 2022:

For the Three Months Ended March 31, 2022
Fixed Operating Expenses
Professional fees (1)	$258
Board of directors' fees	58
General and other expenses	42
Organization and offering costs (2)	120
Total fixed operating expenses	478

Variable operating expenses:
Interest expense (3)	3,103
Management fees	1,328
Administrative expense (4)	491
Custody expense	21
Transfer agency fees	13
Total variable operating expenses	4,956

Performance-dependent expenses:
Income based incentive fee	1,289
Capital gains incentive fee	(256)
Total performance-dependent expenses	1,033

Total expenses	$6,467
(1)
Professional fees includes the expenses for third part service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the three months ended March 31, 2022 is described more fully in Note 6. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the three months ended March 31, 2022 our net realized gains were $3.3 million and our net change in unrealized depreciation was $6.3 million.

Critical Accounting Policies and Estimates

The Company’s comprehensive accounting policies are described more fully in Note 2. - Significant Accounting Policies in the accompanying consolidated financial statements.

Valuation of Portfolio Investments and Net Asset Value of Shares

The Board, with the assistance of the Audit Committee, and in some cases an independent valuation firm, will determine the fair value of the Company’s assets on at least a quarterly basis, in accordance with ASC Topic 820. The Audit Committee is comprised of the Independent Directors.

Under procedures established by the Board, the Company intends to value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 P.M. eastern time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the bid price as reported by an independent, third-party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value. Such determination of fair values may involve subjective judgments and estimates. The Company will also engage independent valuation providers to assist in the valuation of each investment that constitutes a material portion of the Company’s portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, the Adviser, together with any independent valuation advisers and the Audit Committee will recommend fair values to the Board for their ultimate determination. Elements that could be used to determine the fair value of an investment include, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. The types of factors that may be considered in determining the fair values of investments include, but are not limited to, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings. The Company may appoint additional or different independent valuation firms in the future.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs with respect to a fair-valued portfolio company or comparable company, the Board will use the pricing indicated by the external event to corroborate and/or assist the Company in the valuation of such portfolio company. Because the Company expects that there will not be readily available market quotations for many of the investments in its portfolio, the Company expects to value many of its investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had readily available market quotations existed for such investments, and the differences could be material.

On a quarterly basis, with respect to investments for which market quotations are not readily available, the Adviser will undertake a multi-step valuation process each quarter, as described below:

•
Securities for which no such market prices are readily available or reliable will be reviewed as part of the valuation process and preliminarily fair valued based on our estimate, or an independent third party's estimate, of the fair value as of the date of determination, and provided to the Adviser's valuation committee;
•
Preliminary valuation conclusions are documented and discussed with the Adviser's valuation committee;
•
Agreed upon valuation recommendations are presented to the audit committee of the board of directors;
•
At least once annually, the valuation for each investment that constitutes a material portion of the Company's portfolio and that does not have readily available market quotation will be reviewed by an independent valuation firm; and
•
The Board will then discuss valuations and determine the fair value of each investment in the Company's portfolio in good faith, based on the input of the Adviser, the respective independent valuation firms and the audit committee.

All values assigned to securities and other assets by the board of directors will be binding on all Company investors. When pricing of the Company’s shares is necessary outside of the normal quarterly process, the Adviser will, among other things, review whether, to its knowledge, significant events have occurred since the last quarterly valuation which might affect the fair value of any of the Company’s portfolio securities.

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of March 31, 2022 and December 31, 2021, respectively, are presented in Note 5. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the estimated fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the estimated fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the three months ended March 31, 2022:

For the Three Months Ended March 31, 2022
Fair value of level 3 investments at period end	$438,530
Fair value assuming a 5% increase in value	460,457

Increase in unrealized appreciation	21,927
(Increase) in management fees	(41)
(Increase) in capital gains incentive fees (1)	(3,289)
Increase in net assets resulting from operations	$18,596

Weighted average shares outstanding	12,000,000
Shares outstanding at the end of the period	12,000,000

Increase in earnings per share	$1.55
Increase in net assets per share	$1.55
(1)
Increase in capital gains incentive fee is calculated as 15% of the increase in unrealized appreciation.

Determination of Net Asset Value

The Board will determine the NAV of the shares at least quarterly. The NAV per share is equal to the value of the Company’s total assets minus its liabilities and the liquidation value of any preferred shares outstanding divided by the total number of shares outstanding. Additionally, in connection with each offering of shares, to the extent the Company does not have Shareholder approval to sell below NAV, the Board or an authorized committee thereof will be required to make a good faith determination that the Company is not selling shares at a price below the then current NAV of the shares at the time at which the sale is made.

The value of investments for which recent market quotations are readily available will be the market price. The Board will be responsible for determining the fair value of the portfolio investments for which market prices are not readily available in good faith, and in such other instances where portfolio investments require a fair value determination. Because the Company expects that there typically will not be a readily available market price for its target portfolio investments, the Company expects that the value of most of its portfolio investments will be their fair value as determined by the Board consistent with a documented valuation policy and consistently applied valuation process. In making these determinations, the Board will receive input from the Adviser, an independent valuation firm and the Audit Committee.

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.

Financial Condition, Liquidity and Capital Resources

Our primary sources of cash and cash equivalents may include: (i) the sale of our shares, (ii) borrowings under various financing arrangements, (iii) cash flows from interest, dividends and transaction fees earned from investment in portfolio companies and (iv) principal repayments and sale proceeds from our investments.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings, and (iv) cash distributions to our Shareholders.

Liquidity

The tables below present a summary of our liquidity position as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$20,639	$12,203
Unused borrowing capacity	171,000	190,000
Principal receivable	36	2,454
Unfunded investment commitments (1)	(9,341)	(19,136)
Other net working capital (2)	(8,468)	(403)
	$173,866	$185,118
(1)
For a comprehensive list of our unfunded investment commitments see the footnotes to our consolidated schedule of investments included in our accompanying consolidated financial statements.
(2)
Other networking capital is interest receivable less all liabilities exclusive of debt.

Capital Resources

We may from time to time enter into additional credit facilities and borrowing arrangements to increase the amount of our borrowings as our called equity capital increases. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such financing arrangements. We are currently required to maintain a minimum asset coverage ratio (total assets-to-senior securities) of 150% under the 1940 Act.

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I Facility	$250,000	$—	$—	$250,000	$—
Subscription Facility	179,000	179,000	—	—	—
Total Contractual Obligations	$429,000	$179,000	$—	$250,000	$—

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of March 31, 2022, 78.1% of our debt investments (75.4% of our total investments), or $536.2 million measured at fair value, are subject to floating interest rates. Additionally, both of the SPV I Facility and the Subscription Facility are also subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for Income-Based Fee as described in Note 3.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2022. Interest expense is calculated based on the terms of the Financing Facility, using the outstanding balance as of March 31, 2022. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$16,356	$(12,759)	$3,597
Up 200 basis points	10,852	(8,469)	2,383
Up 100 basis points	5,363	(4,179)	1,184
Down 100 basis points	(1,060)	2,592	1,532
Down 200 basis points	(1,060)	2,592	1,532

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our credit facilities. Instead of entering into a foreign currency forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us or them. From time to time, we and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the “Risk Factors” in our Form 10 Registration Statement filed with the SEC on March 8, 2022, which is accessible on the SEC’s website at sec.gov. There have been no material changes to the risk factors previously disclosed under Item 1A of our Form 10 Registration Statement. For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Form 10 Registration Statement filed with the SEC on March 8, 2022.

We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and results of operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019 and the conflict between Russia and Ukraine that began in late February. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The COVID-19 outbreak, including new variants of COVID-19, such as the Delta and Omicron variants, continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility and liquidity issues; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced in the markets and by businesses and the economy in general, which may not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow and could also have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Past economic downturns or recessions have had a significant negative impact on the operating performance and fair value of middle market companies. For example, between 2008 and 2009, the U.S. and global capital markets were unstable, as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our Shareholders and our independent directors. Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. If the current market conditions (which are similar to those experienced from 2008 through 2009) continue for any substantial length of time, it could make it difficult to refinance or extend the maturity of our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in a rising interest rate environment. If any of these conditions appear, they may have an adverse effect on our business, financial condition, and results of operations. These events could limit our investment originations, limit our ability to increase returns to equity holders through the effective use of leverage, and negatively impact our operating results.

In addition, significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell our investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Government authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the market dislocations or avert severe and prolonged reductions in economic activity.

We also face an increased risk of investor, creditor or portfolio company disputes, litigation, and governmental and regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation effective as of January 1, 2022 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
3.2	Amended and Restated By Laws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 10 (File No. 000-56375) filed on March 3, 2022)
10.1

Investment Advisory Agreement between the Company and the Adviser dated November 24, 2021 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.2

Administration Agreement Advisory Agreement between the Company and the Adviser dated November 24, 2021 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
10.4

Custody Agreement between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.5

Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.6

Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.7

Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSD Investment Corp.

Date:	May 13, 2022	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	May 13, 2022	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer