Form 10-Q
period 2022-06-30
MSD Investment Corp.
filed 2022-08-15
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☐ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 15, 2022 was 15,169,058.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about MSD Investment Corp. (together, with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” ”should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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
•
interest rate volatility, including the decommissioning of the London Inter-bank Offered Rate (“LIBOR”), could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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
•
our ability to qualify for and maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I Item 1A. Risk Factors in our Registration Statement on Form 10 filed with the SEC on March 8, 2022 and in the section entitled “Part II Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$770,729	$692,357
Cash and cash equivalents	31,617	12,203
Interest receivable	9,588	3,970
Principal receivable	54,741	2,454
Prepaid expenses and other assets	247	308
Total assets	866,922	711,292

LIABILITIES
Debt, net of financing costs (2)	$496,730	$404,921
Payable for investments purchased	13,291	—
Distributions payable	9,321	—
Financing costs payable	2,394	2,736
Interest payable	1,820	341
Income based incentive fee payable	1,505	56
Management fees payable	1,456	155
Accrued professional fees	444	336
Due to affiliates	356	371
Accrued expenses and other liabilities	294	122
Capital gains incentive fee payable	—	256
Total liabilities	527,611	409,294
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, par value $0.001 (100,000,000 shares authorized, 14,795,465 and 12,000,000 shares issued and outstanding, respectively)	$15	$12
Paid-in capital in excess of par value	367,185	299,988
Distributable earnings (accumulated losses)	(27,889)	1,998
Total net assets	$339,311	$301,998
Net asset value per share	$22.93	$25.17

(1)
Non-controlled/non-affiliated investments at amortized cost $802,022 and $690,732 as of June 30, 2022 and December 31, 2021, respectively.
(2)
Unamortized financing costs of $4,270 and $5,078 as of June 30, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$13,165	$25,860
Payment-in-kind interest income	2,942	3,405
Payment-in-kind dividend income	843	1,672
Other income	76	120
Total investment income	17,026	31,057
Expenses:
Interest expense	4,615	7,718
Management fees	1,456	2,784
Income based incentive fee	1,505	2,794
Capital gains incentive fee	—	(256)
Administration expense	382	873
Professional fees	255	513
Organization and offering costs	101	221
Board of directors’ fee	77	135
General and other expenses	74	116
Custody expense	21	42
Transfer agency fees	13	26
Total expenses	8,499	14,966
Net investment income (loss)	8,527	16,091

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	224	3,547
Foreign currency transactions	(67)	(70)
Net realized gain (loss)	157	3,477
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(26,624)	(32,918)
Foreign currency transactions	(16)	(16)
Net change in unrealized appreciation (depreciation)	(26,640)	(32,934)
Net realized and unrealized gain (loss)	(26,483)	(29,457)
Net increase (decrease) in net assets resulting from operations	$(17,956)	$(13,366)

Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.68	$1.32
Earnings per share (basic and diluted)	$(1.44)	$(1.09)
Distributions declared per share	$0.63	$1.23
Weighted average shares outstanding (basic and diluted)	12,448,297	12,226,612

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2021 (1)	12,000,000	$12	$300,000	$1,998	$301,998
Operations:
Net investment income	—	—	—	7,564	7,564
Net realized gain (loss)	—	—	—	3,320	3,320
Net change in unrealized appreciation (depreciation)	—	—	—	(6,294)	(6,294)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,590	4,590
Shareholder distributions:
Distributions paid to shareholders	—	—	—	(7,200)	(7,200)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(7,200)	(7,200)
Net increase (decrease) for the period	—	—	—	(2,610)	(2,610)
Balance, March 31, 2022	12,000,000	$12	$300,000	$(612)	$299,388
Operations:
Net investment income	—	—	—	8,527	8,527
Net realized gain (loss)	—	—	—	157	157
Net change in unrealized appreciation (depreciation)	—	—	—	(26,640)	(26,640)
Net increase (decrease) in net assets resulting from operations	—	—	—	(17,956)	(17,956)
Shareholder distributions:
Distributions to shareholders	—	—	—	(9,321)	(9,321)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(9,321)	(9,321)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (2)	286,055	—	7,200	—	7,200
Issuance of shares	2,509,410	3	60,000	—	60,000
Net increase (decrease) for the period	2,795,465	3	67,200	(27,277)	39,923
Balance, June 30, 2022	14,795,465	$15	$367,200	$(27,889)	$339,311
(1)
The Company converted from MSD Investment, LLC to MSD Investment Corp. on January 1, 2022.
(2)
Common shares issued from reinvestment of distributions par value is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

For the Six Months Ended June 30, 2022
Cash flow from operating activities
Net increase in net assets resulting from operations	$(13,366)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(5,077)
Net accretion of discount and amortization of premium	(1,921)
Proceeds from sale of investments and principal repayments	166,528
Purchases of investments	(267,273)
Net realized (gains) losses on investments	(3,547)
Net change in unrealized (appreciation) depreciation on investments	32,918
Amortization of deferred financing costs	754
(Increase) decrease in operating assets:
Interest receivable	(5,618)
Principal receivable	(52,287)
Prepaid expenses and other assets	61
Increase (decrease) in operating liabilities:
Due to affiliates	(15)
Management fees payable	1,301
Income based incentive fee payable	1,449
Capital gains incentive fee payable	(256)
Interest payable	1,479
Accrued professional fees	108
Accrued expenses and other liabilities	172
Payable for investments purchased	13,291
Net cash (used in) provided by operating activities	(131,299)
Cash flow from financing activities
Proceeds from issuance of shares	60,000
Debt borrowings	186,000
Debt repayments	(95,000)
Deferred financing costs paid	(287)
Net cash (used in) provided by financing activities	150,713
Net increase in cash and cash equivalents	19,414
Cash and cash equivalents, beginning of period	12,203
Cash and cash equivalents, end of period	$31,617
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$5,484
Reinvestment of shareholder distributions	$7,200
Change in distributions payable	$9,321
Financing cost payable	$54

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Chromalloy Holdings LLC		L + 6.75%	1.00%	8.54%	11/28/2023	$2,000	$1,995	$1,982	0.57%
Systems Planning and Analysis, Inc.	(8)(14)	S + 6.00%	1.00%	7.01%	8/16/2027	10,877	10,679	10,714	3.16
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(8)(9)(12)(14)	S + 6.00%	1.00%	7.01%	8/16/2027	—	(57)	(47)	(0.01)
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan	(8)(9)(12)(14)	S + 6.00%	1.00%	7.01%	8/16/2027	—	(49)	(50)	(0.01)
The Nordam Group Inc.		L + 5.50%	0.00%	7.19%	4/9/2026	11,828	10,395	9,770	2.88
							22,963	22,369	6.59
Automobile
McLaren Finance PLC	UK(10)(11)	N/A	N/A	7.50%	8/1/2026	3,565	3,607	2,602	0.77
Capital Equipment
Trillium FlowControl	LU(8)(10)(11)	S + 5.76%	1.00%	7.82%	6/28/2026	18,000	17,826	17,764	5.24
Chemicals, Plastics & Rubber
Dubois Chemicals Group Inc.	(8)	L + 4.50%	0.00%	6.17%	9/30/2026	2,768	2,759	2,588	0.76
Hexion Holdings Corporation		S + 4.50%	0.50%	5.92%	3/2/2029	10,000	9,226	8,925	2.63
							11,985	11,513	3.39
Energy: Oil & Gas
CITGO Holdings Inc.	(9)	N/A	N/A	9.25%	8/1/2024	26,051	25,522	25,253	7.44
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	2,121	2,160	1,962	0.58
Saturn Oil and Gas Inc.	CN(8)(10)(11)	C + 11.50%	1.00%	14.16%	6/7/2024	CAD 42,516	32,582	31,913	9.41
							60,264	59,128	17.43
Healthcare & Pharmaceuticals
Mallinckrodt International Financing SA	LU(10)(11)	L + 5.25%	0.75%	6.25%	9/30/2027	5,467	5,267	4,668	1.38
Natural Partners, Inc.	(8)	L + 6.00%	1.00%	8.25%	3/15/2028	38,341	37,608	37,608	11.08
Natural Partners, Inc. - Revolving Credit Facility	(8)(9)(12)	L + 6.00%	1.00%	8.25%	3/15/2028	—	(53)	(54)	(0.02)
							42,822	42,222	12.44
High Tech Industries
TIBCO Software Inc.		L + 3.75%	0.00%	4.87%	6/30/2026	9,633	9,416	9,422	2.78
Hotel, Gaming & Leisure
Chuck E. Cheese		N/A	N/A	6.75%	5/1/2026	18,580	17,242	16,341	4.82
TouchTunes		S + 5.25%	0.50%	7.30%	3/25/2029	30,000	29,705	28,950	8.53
Viad Corp.	(11)	L + 5.00%	0.50%	6.67%	7/30/2028	4,391	4,381	4,105	1.21
							51,328	49,396	14.56

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2022

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Media: Advertising, Printing & Publishing
Patientpoint Network Solutions, LLC	(8)	L + 7.00%	1.00%	8.67%	3/7/2025	32,094	31,452	31,474	9.27
Real Betis Balompie SAD - Participation Interest	ES(8)(10)(11)	N/A	N/A	7.00%	6/5/2025	€13,000	14,765	13,122	3.87
							46,217	44,596	13.14
Media: Diversified & Production
Getty Images Inc.		L + 4.50%	0.00%	6.13%	2/19/2026	27,295	27,192	26,339	7.76
Candle Media Co Ltd	(8)	L + 6.00%	0.75%	7.61% (incl. 4.00% PIK)	6/18/2027	40,813	40,077	39,724	11.71
Candle Media Co Ltd - Delayed Draw Term Loan	(8)(9)(12)	L + 6.00%	0.75%	7.61% (incl. 4.00% PIK)	6/18/2027	12,671	14,242	14,080	4.15
							81,511	80,143	23.62
Metals & Mining
Conuma Coal Resources LTD	CN(9)(10)(11)	N/A	N/A	10.00%	5/1/2023	3,181	3,177	3,140	0.93
Retail
Guitar Center Inc.		N/A	N/A	8.50%	1/15/2026	4,066	4,282	3,588	1.06
Xponential Fitness LLC	(8)(11)	L + 6.50%	1.00%	7.54%	2/28/2025	21,005	20,807	21,005	6.19
							25,089	24,593	7.25
Services: Business
Muine Gall, LLC	(8)(9)(11)	N/A	N/A	7.50% PIK	9/21/2024	43,846	43,861	43,374	12.78
Services: Consumer
Spring Education Group Inc.		L + 4.25%	0.00%	6.50%	7/30/2025	46,995	44,821	43,635	12.86
Vision Purchaser Corp.	(8)	S + 6.40%	1.00%	7.40%	6/10/2025	29,172	28,686	28,011	8.25
Vision Purchaser Corp. - Incremental Term Loan	(8)	P + 5.00%	0.00%	9.00%	6/10/2025	2,543	2,495	2,441	0.72
							76,002	74,087	21.83
Telecommunications
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,057	21,235	6.26
Ligado Networks LLC	(9)	N/A	N/A	15.50% PIK	11/1/2023	10,999	9,816	5,710	1.68
							33,873	26,945	7.94
Wholesale
Dealer Tire LLC		L + 4.25%	0.00%	5.92%	12/12/2025	10,867	10,809	10,373	3.06
FleetPride Inc.		L + 4.50%	0.00%	6.17%	2/4/2026	21,823	21,794	20,432	6.02
Imperial Dade		S + 4.00%	0.50%	5.66%	6/11/2026	1,995	1,880	1,880	0.55
							34,483	32,685	9.63
Total First Lien Debt							564,424	543,979	160.32%

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2022

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics and Rubber
Hexion Holdings Corporation	(8)(9)	S + 7.54%	0.50%	8.87%	3/15/2030	35,000	34,067	30,450	8.97
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	L + 8.25%	1.00%	9.92%	12/30/2028	34,199	33,383	33,343	9.83
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	16,378	16,486	13,573	4.00
Services: Business
Trace3 Inc.	(8)(9)	L + 7.50%	0.50%	8.49%	10/8/2029	33,750	32,886	32,221	9.50
Services: Consumer
Midwest Veterinary Partners LLC	(8)	L + 7.50%	0.75%	9.17%	4/26/2029	50,000	50,054	48,725	14.36
Southern Veterinary Partners LLC	(9)	L + 7.75%	1.00%	9.42%	9/22/2028	45,000	43,994	43,481	12.81
							94,048	92,206	27.17
Total Second Lien Debt							210,870	201,793	59.47%
Preferred Equity
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		26,843	26,728	24,957	7.36
Total Preferred Equity							26,728	24,957	7.36
Total Investments - non-controlled/non-affiliated							$802,022	$770,729	227.15%
Cash and Cash Equivalents
Cash and Cash Equivalents	(13)						31,617	31,617	9.31
Total Cash and Cash Equivalents							31,617	31,617	9.31
Total Portfolio Investments, Cash and Cash Equivalents							$833,639	$802,346	236.46%
(1)
Security may be an obligation of one or more entities affiliated with the named portfolio company.
(2)
All debt and equity investments are income producing unless otherwise noted.
(3)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(4)
Variable rate loans to the portfolio companies are indexed to the London Interbank Offered Rate (“LIBOR”, or “LIBO Rate”) (denoted as “L”), Canadian Dollar Offered Rate (“CDOR”) (denoted as “C”) or Secured Overnight Financing Rate (“SOFR”) (denoted as “S”) and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022.
(5)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2022.
(6)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares/shares owned.
(7)
Cost represents amortized cost, inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Directors of the Company (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(9)
These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's, as defined below (see Note 6), credit facilities, a single investment may be divided into parts that are individually pledged as collateral to our credit facilities.
(10)
The portfolio company is domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different jurisdiction than the domicile of the portfolio company. Foreign countries include Canada (denoted as “CN”), Luxembourg (denoted as “LU”), Spain (denoted as “ES”) and the United Kingdom (denoted as “UK”).
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, qualifying assets represented approximately 81.0% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd	Delayed Draw	6/18/2027	$3,527	$(59)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Delayed Draw	8/16/2027	6,720	(50)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Revolver	8/16/2027	3,136	(47)
Natural Partners, Inc.	Revolver	3/15/2028	2,813	(54)
Total Unfunded Commitments			$16,196	$(210)
(13)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of June 30, 2022 FGTXX had an average one year yield of 0.19%.
(14)
Portfolio company formerly known as (fka) Management Consulting & Research LLC.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Management Consulting & Research LLC	(8)	L + 6.00%	1.00%	7.00%	8/16/2027	$10,932	$10,714	$10,720	3.55%
Management Consulting & Research LLC - Revolving Credit Facility	(8)(9)(12)	L + 6.00%	1.00%	7.00%	8/16/2027	—	(62)	(61)	(0.02)
The Nordam Group Inc.		L + 5.00%	0.00%	5.63%	4/9/2026	11,889	10,293	10,076	3.34
							20,945	20,735	6.87
Automobile
McLaren Finance PLC - Secured Bond	UK(10)(11)	N/A	N/A	7.50%	8/1/2026	3,565	3,611	3,610	1.20
Chemicals, Plastics & Rubber
Dubois Chemicals Group Inc.	(8)	L + 4.50%	0.00%	4.60%	9/30/2026	2,782	2,771	2,775	0.92
Kaman Corp.	(8)	L + 5.00%	0.00%	5.10%	8/26/2026	5,700	5,672	5,671	1.88
							8,443	8,446	2.80
Energy: Oil & Gas
CITGO Holdings Inc.	(9)	N/A	N/A	9.25%	8/1/2024	26,051	25,408	26,209	8.68
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	2,121	2,164	2,155	0.71
Murchison Oil and Gas - First Out Term Loan	(8)	L + 9.00%	2.00%	11.00%	10/26/2023	2,682	2,746	2,682	0.89
Murchison Oil and Gas - Last Out Term Loan	(8)	L + 8.00%	2.00%	10.00%	10/26/2023	38,333	37,059	37,060	12.27
Saturn Oil and Gas Inc.	CN(8)(10)(11)	C + 11.50%	1.00%	12.50%	6/7/2024	CAD 42,630	32,515	32,905	10.90
							99,892	101,011	33.45
Healthcare & Pharmaceuticals
Mallinckrodt International Financing SA	LU(10)(11)	L + 5.25%	0.75%	6.00%	9/24/2024	13,720	12,859	12,814	4.24
Hotel, Gaming & Leisure
Viad Corp.	(11)	L + 5.00%	0.50%	5.50%	7/30/2028	4,413	4,402	4,399	1.46
Media: Advertising, Printing & Publishing
Patientpoint Network Solutions, LLC	(8)	L + 7.00%	1.00%	8.00%	3/7/2025	32,256	31,507	31,520	10.44
Real Betis Balompie SAD - Participation Interest	ES(8)(10)(11)	N/A	N/A	7.00%	6/5/2025	€13,000	14,772	14,798	4.90
							46,279	46,318	15.34
Media: Diversified & Production
Getty Images Inc.		L + 4.50%	0.00%	4.63%	2/19/2026	34,456	34,301	34,463	11.41
Candle Media Co Ltd	(8)	L + 6.00%	0.75%	6.75%	6/18/2027	40,000	39,202	39,200	12.98
Candle Media Co Ltd - Delayed Draw Term Loan	(8)(9)(12)	L + 6.00%	0.00%	6.75%	6/18/2027	—	(159)	(160)	(0.05)
							73,344	73,503	24.34
Retail
Guitar Center Inc.		N/A	N/A	8.50%	1/15/2026	4,066	4,309	4,362	1.44
Xponential Fitness LLC	(8)(11)	L + 6.50%	1.00%	7.50%	2/28/2025	21,241	20,995	21,019	6.96
							25,304	25,381	8.40
Services: Business
Muine Gall, LLC	(8)(9)(11)	N/A	N/A	7.50% PIK	9/21/2024	42,244	42,261	42,297	14.01

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2021

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Consumer
Spring Education Group Inc.		L + 4.25%	0.00%	4.47%	7/30/2025	29,059	27,815	27,997	9.27
Vision Purchaser Corp.	(8)	L + 6.25%	1.50%	7.75%	6/10/2025	29,247	28,679	28,735	9.51
							56,494	56,732	18.78
Telecommunications
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,060	24,144	7.99
Intelsat Jackson Holdings SA	LU(10)(11)	N/A	N/A	8.63%	1/2/2024	4,000	4,007	3,992	1.32
Ligado Networks LLC	(9)	N/A	N/A	15.50% PIK	11/1/2023	10,208	8,660	8,373	2.77
							36,727	36,509	12.08
Wholesale
Dealer Tire LLC		L + 4.25%	0.00%	4.35%	12/12/2025	24,376	24,224	24,339	8.06
FleetPride Inc.		L + 4.50%	0.00%	4.60%	2/4/2026	29,974	29,919	29,950	9.92
							54,143	54,289	17.98
Total First Lien Debt							484,704	486,044	160.95%
Second Lien Debt
Chemicals, Plastics and Rubber
Kaman Corp.	(8)(9)	L + 9.00%	0.00%	9.13%	8/13/2027	37,763	35,130	35,119	11.63
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	L + 8.25%	1.00%	9.25%	12/30/2028	25,777	25,136	25,293	8.38
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	11,378	11,605	11,947	3.96
Services: Business
Trace3 Inc.	(8)(9)	L + 7.50%	0.50%	8.00%	10/6/2029	33,750	32,835	32,842	10.87
Services: Consumer
Midwest Veterinary Partners LLC	(8)	L + 7.50%	0.75%	8.25%	4/26/2029	40,000	40,186	40,195	13.31
Total Second Lien Debt							144,892	145,396	48.15%
Unsecured Debt
Transportation: Consumer
Vistajet Malta Finance PLC	(9)(11)	N/A	N/A	10.50%	6/1/2024	33,757	36,093	36,219	11.99
Total Unsecured Debt							36,093	36,219	11.99%
Preferred Equity
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		25,171	25,043	24,698	8.18
Total Preferred Equity							25,043	24,698	8.18
Total Investments - non-controlled/non-affiliated							$690,732	$692,357	229.27%
Cash and Cash Equivalents
Cash and Cash Equivalents	(13)						12,203	12,203	4.04
Total Cash and Cash Equivalents							12,203	12,203	4.04
Total Portfolio Investments, Cash and Cash Equivalents							$702,935	$704,560	233.31%

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
(4)
Variable rate loans to the portfolio companies are indexed to the LIBOR (denoted as “L”) or CDOR (denoted as “C”) and generally reset periodically. For each loan, the Company, as defined below, has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021.
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
(10)
The portfolio company is domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different jurisdiction than the domicile of the portfolio company. Foreign countries include Canada (denoted as “CN”), Luxembourg (denoted as “LU”), Spain (denoted as “ES”) and the United Kingdom (denoted as “UK”).
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd.	Delayed Draw	6/18/2027	$16,000	$(160)
Management Consulting & Research LLC	Revolver	8/16/2027	3,136	(61)
Total Unfunded Commitments			$19,136	$(221)
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

MSD Investment Corp.

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Organization

MSD Investment Corp. (together with its consolidated subsidiary, the “Company”), was originally established as a Delaware limited liability company on February 18, 2021, converted to a Maryland limited liability company named MSD Investment, LLC on October 22, 2021 and converted into a Maryland corporation (the “Corporate Conversion”) effective January 1, 2022, pursuant to Articles of Conversion filed on December 28, 2021. In connection with the Corporate Conversion the Company changed its name from “MSD Investment, LLC” to “MSD Investment Corp.” As a result of the Corporate Conversion, the issued and outstanding equity interests of MSD Investment, LLC were converted into a corresponding number of shares of common stock, par value $0.001 per share, of the Company (“Shares,” and each a “Share”), and each holder of equity interests of MSD Investment, LLC became a shareholder of the Company (collectively “Shareholders”). The Company is structured as an externally managed, non-diversified closed-end investment company. On December 29, 2021, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to be treated for U.S. federal income tax purposes, as a regulated investment company (“RIC”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Valuation of Investments

The Company measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity.

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
•
Agreed upon valuation recommendations are presented to the audit committee of the Board (the “Audit Committee”);
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

SEC Disclosure Update and Simplification

In December 2020, the SEC adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit (but not require) boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and have a compliance date of September 8, 2022. An investment company may voluntarily comply with the rules after the effective date, and in advance of the compliance date, under certain conditions. Management is currently assessing the impact of these provisions on the Company's consolidated financial statements and SEC filings.

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

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the Company to evaluate tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both June 30, 2022 and December 31, 2021. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the six months ended June 30, 2022, the Company did not incur any interest or penalties.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference the LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020 and ending December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-04 on its consolidated financial statements.

In January 2021, the FASB issued Accounting Standards Update 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Initial Portfolio Acquisition

Commencing on the Initial Closing Date and concluding prior to the Company's election to be regulated as a BDC, the Company completed its purchase of a portfolio of investments (the “Initial Portfolio”) pursuant to agreements entered into with several funds managed by the Adviser (the “Initial Portfolio Acquisition”). Subsequent to the Initial Portfolio Acquisition the Company elected to be regulated as a BDC.

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

The Advisory Agreement may be terminated at any time, without the payment of any penalty upon 60 days' written notice, by the vote of a majority of the Board, in accordance with the requirements of the 1940 Act, or by the Adviser. Additionally, the Advisory Agreement will automatically terminate in event of an assignment. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years from November 24, 2021 and will remain in effect year to year thereafter if approved annually (i) by a majority of the Board who are not “interested persons” according to section 2(a)(19) of the 1940 Act (each an “Independent Director”) and (ii) the Board or the holders of a majority of the Company's outstanding voting securities.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods and services, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms

The Company pays the Adviser a fee for its services under the Advisory Agreement consisting of two components: a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee will ultimately be borne by the Shareholders.

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

Incentive Fees

The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income (the “Income-Based Fee”) and the other component is based on capital gains (the “Capital Gains Fee”), each as described below:

The Company pays the Income-Based Fee with respect to the pre-incentive fee net investment income in each calendar quarter as follows:

•
No income based incentive fee if the Company’s pre-incentive fee net investment income, expressed as a return on the value of our net assets at the end of the immediately preceding calendar quarter, does not exceed the hurdle rate of 1.5%;
•
100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 1.77% (7.06% annualized) of the value of the Company’s net assets at the beginning of each applicable calendar quarter. This “catch-up” portion is meant to provide the Adviser with approximately 15% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if the “catch-up” is achieved; and
•
15% of the Company’s pre-incentive fee net investment income, if any, that exceeds the rate of return of 1.77% (7.06% annualized).

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

License Agreement

The Company has entered into a license agreement (the “License Agreement”), pursuant to which the Adviser has granted the Company a non-exclusive license to use the name “MSD.” Under the License Agreement, the Company has a right to use the MSD name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “MSD” name or logo.

The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2022:

Related Party	Source Agreement & Description	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$1,456	$2,784
Adviser	Advisory Agreement - income based incentive fee	1,505	2,794
Adviser	Advisory Agreement - board of directors' fees	77	135
Adviser	Advisory Agreement - capital gains incentive fee	—	(256)
Administrator	Administration Agreement - Administrative expense	290	703
(1)
Due to affiliates is comprised of the administrative fee payable and organization and offering expenses paid by the Adviser on behalf of the Company.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$564,424	$543,979	70.58%	$484,704	$486,044	70.20%
Second lien debt	210,870	201,793	26.18	144,892	145,396	21.00
Unsecured debt	—	—	0.00	36,093	36,219	5.23
Preferred equity	26,728	24,957	3.24	25,043	24,698	3.57
Total investments	$802,022	$770,729	100.00%	$690,732	$692,357	100.00%

The industry composition of investments at fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Aerospace & Defense	2.90%	2.99%
Automobile	0.34	0.52
Capital Equipment	2.30	—
Chemicals, Plastics & Rubber	5.45	6.29
Consumer goods: Non-durable	7.56	7.22
Energy: Oil & Gas	7.67	14.59
Healthcare & Pharmaceuticals	5.48	1.85
High Tech Industries	1.22	—
Hotel, Gaming & Leisure	8.17	2.36
Media: Advertising, Printing & Publishing	5.79	6.69
Media: Diversified & Production	10.40	10.62
Metals & Mining	0.41	—
Retail	3.19	3.67
Services: Business	9.81	10.85
Services: Consumer	21.57	14.01
Telecommunications	3.50	5.27
Transportation: Consumer	—	5.23
Wholesale	4.24	7.84
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$724,798	$697,520	90.50%	205.58%
Canada	35,759	35,053	4.55	10.33
Luxembourg	23,093	22,432	2.91	6.61
Spain	14,765	13,122	1.70	3.87
United Kingdom	3,607	2,602	0.34	0.77
Total	$802,022	$770,729	100.00%	227.16%

	December 31, 2021
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$622,968	$624,238	90.16%	206.71%
Canada	32,515	32,905	4.75	10.90
Luxembourg	16,866	16,806	2.43	5.56
Spain	14,772	14,798	2.14	4.90
United Kingdom	3,611	3,610	0.52	1.20
Total	$690,732	$692,357	100.00%	229.27%

As of June 30, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.

As of June 30, 2022, on a fair value basis, approximately 79.9% of our performing debt investments bore interest at a floating rate and approximately 20.1% of our performing debt investments bore interest at a fixed rate.

As of December 31, 2021, on a fair value basis, approximately 80.9% of our performing debt investments bore interest at a floating rate and approximately 19.1% of our performing debt investments bore interest at a fixed rate.

Note 5. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of June 30, 2022 and December 31, 2021, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$250,313	$293,666	$543,979
Second lien debt	—	57,054	144,739	201,793
Preferred equity	—	—	24,957	24,957
Cash and cash equivalents	31,617	—	—	31,617
Total Portfolio Investments, Cash and Cash Equivalents	$31,617	$307,367	$463,362	$802,346
Percentage of Total	3.94%	38.31%	57.75%	100.00%

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$216,884	$269,162	$486,046
Second lien debt	—	11,947	133,447	145,394
Unsecured debt	—	36,220	—	36,220
Preferred equity	—	—	24,697	24,697
Cash and cash equivalents	12,203	—	—	12,203
Total Portfolio Investments, Cash and Cash Equivalents	$12,203	$265,051	$427,306	$704,560
Percentage of Total	1.73%	37.62%	60.65%	100.00%

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$315,906	$97,508	$25,116	$438,530
Purchase of investments (including PIK)	21,591	18,111	854	40,556
Proceeds from principal repayments and sales of investments	(44,459)	—	—	(44,459)
Amortization of premium/accretion of discount, net	432	45	2	479
Net realized gain (loss) on investments	972	—	—	972
Net change in unrealized appreciation (depreciation) on investments	(3,502)	(4,350)	(1,015)	(8,867)
Transfers out of Level 3 (1)	—	—	—	—
Transfers to Level 3 (2)	2,726	33,425	—	36,151
Fair value, end of period	$293,666	$144,739	$24,957	$463,362
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2022 included in net unrealized appreciation (depreciation) on the consolidated statements of operations	$(3,762)	$(4,350)	$(1,015)	$(9,127)

	For the Six Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Preferred Equity	Total
Fair value, beginning of period	$269,162	$133,447	$24,697	$427,306
Purchase of investments (including PIK)	79,219	18,112	1,672	99,003
Proceeds from principal repayments and sales of investments	(52,152)	(37,763)	—	(89,915)
Amortization of premium/accretion of discount, net	892	80	13	985
Net realized gain (loss) on investments	1,057	2,630	—	3,687
Net change in unrealized appreciation (depreciation) on investments	(4,463)	(5,192)	(1,425)	(11,080)
Transfers out of Level 3 (1)	(2,775)	—	—	(2,775)
Transfers to Level 3 (2)	2,726	33,425	—	36,151
Fair value, end of period	$293,666	$144,739	$24,957	$463,362
Net change in unrealized depreciation on non-controlled/non-affiliated company investments still held at June 30, 2022	(4,568)	(5,819)	(1,425)	(11,812)
(1)
Transfers are done at the value of the investment at the beginning of the period. For the three and six months ended June 30, 2022 investments were transfers from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service.
(2)
Transfers are done at the value of the investment at the beginning of the period. For the three and six months ended June 30, 2022 investments were transfers from Level 2 to Level 3 as valuation coverage was reduced to one or less independent pricing service.

For the three and six months ended June 30, 2022 zero and one investment, respectively, was transferred out of Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service.

For the three and six months ended June 30, 2022 two and one investments, respectively, was transferred out of Level 2 to Level 3 as valuation coverage was reduced to one or less independent pricing service.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2022 and December 31, 2021, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$280,461	Market Yield Analysis	Market Yield Discount Rates	7.63%	24.53%	12.61%
	10,617	Recent Transaction	Transaction Price	98.50	98.50	98.50
	291,078
Second lien debt	114,289	Market Yield Analysis	Market Yield Discount Rates	9.41%	14.02%	11.35%
Preferred equity	24,957	Market Yield Analysis	Market Yield Discount Rates	14.13%	16.19%	16.19%
Total	$430,324

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$221,516	Market Yield Analysis	Market Yield Discount Rates	7.25%	17.25%	10.90%
	39,200	Recent Transaction	Transaction Price	98.00	98.00	98.00
	260,716
Second lien debt	98,328	Market Yield Analysis	Market Yield Discount Rates	9.08%	9.96%	9.40%
Preferred equity	24,697	Market Yield Analysis	Market Yield Discount Rates	14.20%	14.20%	14.20%
Total	$383,741
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of June 30, 2022 and December 31, 2021, the Company had investments of this nature measured at fair value totaling $33.0 million and $43.6 million, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of both June 30, 2022 and December 31, 2021, respectively, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates.

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

The Company’s outstanding debt obligations as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I Facility	$400,000	$319,000	$315,035	$81,000	12/21/2026
Subscription Facility	200,000	182,000	181,695	18,000	12/21/2022
Total	$600,000	$501,000	$496,730	$99,000

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I Facility	$400,000	$220,000	$215,590	$180,000	12/21/2026
Subscription Facility	200,000	190,000	189,331	10,000	12/21/2022
Total	$600,000	$410,000	$404,921	$190,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)
The unused portion is the amount upon which commitment fees are based, if any.

The components of interest expense for the three and six months ended June 30, 2022 were as follows:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Stated interest expense	$3,878	$6,098
Unused/undrawn fees	108	366
Administration fees	250	500
Amortization of deferred financing costs	379	754
Total interest expense	$4,615	$7,718
Average borrowings	$473,902	$426,473

Weighted average interest rate (1)	3.58%	3.27%
Amortization of financing costs	0.32%	0.35%
Total borrowing costs	3.90%	3.62%
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

As of both June 30, 2022 and December 31, 2021, respectively, the Company is in compliance with all covenants associated with both of its credit facilities.

Note 7. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statement of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of June 30, 2022 and December 31, 2021, the Company’s unfunded commitments consisted of the following:

June 30, 2022
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd	Delayed Draw	6/18/2027	$3,527	$(59)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Delayed Draw	8/16/2027	6,720	(50)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Revolver	8/16/2027	3,136	(47)
Natural Partners, Inc.	Revolver	3/15/2028	2,813	(54)
Total Unfunded Commitments			$16,196	$(210)

December 31, 2021
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd.	Delayed Draw	6/18/2027	$16,000	$(160)
Management Consulting & Research LLC	Revolver	8/16/2027	3,136	(61)
Total Unfunded Commitments			$19,136	$(221)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both June 30, 2022 and December 31, 2021, management was not aware of any pending or threatened material litigation.

Note 8. Net Assets

Subscriptions and Drawdowns

In connection with its formation, the Company has the authority to issue up to 100 million shares. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of June 30, 2022, the Company had received Capital Commitments totaling $800 million ($440 million remaining undrawn), all of which were from affiliates of the Adviser.

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$300,000
June 23, 2022	2,509,410	$60,000
Total	14,509,410	$360,000

Distributions

As of June 30, 2022, the Company had declared the following distributions:

			Regular	Special	Per Share
Date Declared	Record Date	Payment Date	Distribution	Distribution	Amount	Total Amount
March 30, 2022	March 31, 2022	April 15, 2022	$0.57	$0.03	$0.60	$7,200
June 28, 2022	June 29, 2022	July 15, 2022	$0.57	$0.06	$0.63	$9,321
Total distributions					$1.23	$16,521

Dividend Reinvestment

The Company has adopted a dividend reinvestment plan (“DRP”), pursuant to which it reinvests all cash dividends declared by the Board on behalf of its Shareholders who elected not to receive their dividends in cash. Shareholders who have opted into the Company’s DRP will have their cash distributions automatically reinvested in additional Shares as described below, rather than receiving the cash dividend or other distribution. A participating Shareholder will receive an amount of shares equal to the amount of the distribution on that participant’s shares divided by the most recent net asset value (“NAV”) per share that is available on the date such distribution was paid. Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those Shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan. Shares issued under the dividend reinvestment plan will not reduce outstanding Capital Commitments.

The following table summarizes the DRP shares issued to stockholders who have “opted in” to the DRP during the six months ended June 30, 2022 and the value of such shares as of the payment dates:

Payment Date	DRP Shares Value	DRP Shares Issued
April 15, 2022	$7,200	286,055
	$7,200	286,055

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Net increase in net assets resulting from operations	$(17,956)	$(13,366)
Weighted average shares outstanding	12,448,297	12,226,612
Earnings per share	$(1.44)	$(1.09)

Note 10. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2022:

Six Months Ended June 30, 2022
Per Share Data:
Net assets, beginning of period	$25.17
Net investment income (1)	1.32
Net realized gain (loss) (1)	0.28
Net change in unrealized appreciation (depreciation) (2)	(2.61)
Net increase in net assets resulting from operations	(1.01)
Distributions declared from net investment income (3)	(1.23)
Total increase (decrease) in net assets	(2.24)
Net assets, end of period	$22.93
Shares outstanding, end of period	14,795,465
Total return based on NAV (4)	(4.36)%
Ratios:
Expenses to average net assets (5)	9.50%
Net investment income to average net assets (5)	10.16%
Portfolio turnover rate (6)	22.98%
Supplemental Data:
Net assets, end of period	$339,311
Total capital commitments, end of period	$800,000
Ratios of total contributed capital to total committed capital, end of period	45.00%
Average debt outstanding	$426,473
Asset coverage ratio (7)	171.6%
(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the six months ended June 30, 2022 the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (See Note 8).
(4)
Total return (not annualized) is calculated as the change in net assets per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company's distribution reinvestment plan), divided by the net assets per share at the beginning of the period.
(5)
Amounts are annualized except for non-recurring income and expenses (other income, organization and offering expenses and incentive fees on capital gains).
(6)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported.
(7)
In accordance with the 1940 Act, with certain, limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of August 15, 2022, the date that the consolidated financial statements were available to be issued. On July 11, 2022, the Company held a Subsequent Closing admitting an incremental $175.9 million of Capital Commitments. There have been no other subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in the section entitled “Part I Item 1A Risk Factors” in our registration statement on Form 10 filed with the SEC on March 8, 2022, the section entitled “Part II Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, and Part II, Item 1A elsewhere in this Form 10-Q.

Overview

We were established as a Delaware limited liability company on February 18, 2021, and converted to MSD Investment, LLC, a Maryland limited liability company, on October 22, 2021. On December 1, 2021, the Company entered into purchase agreements with the Funds pursuant to which the Company agreed to acquire the Initial Portfolio for an aggregate cash purchase price equal to the fair value of such assets, plus accrued but unpaid interest as of the closing date, less any principal payments received between signing of the purchase agreements and the closing of the transactions contemplated thereby. The closing of the purchase of the Initial Portfolio by the Company occurred on December 21, 2021. As consideration for the Portfolio, the Company paid the Funds an aggregate purchase price of $656.5 million. On December 28, 2021, the Company filed Articles of Conversion (and related Articles of Incorporation) with the Maryland Department of Assessments and Taxation in order to effectuate the Corporate Conversion. In accordance with the Articles of Conversion and Maryland law, the Corporate Conversion became effective as of 12:01 a.m. on January 1, 2022 and, as result of the Corporate Conversion, each share representing a portion of the membership interests of the Company prior to the effective time of the Corporate Conversion was automatically converted into one share of common stock, par value $0.001 per share, of the Company. In connection with the Corporate Conversion the Company changed its name from “MSD Investment, LLC” to “MSD Investment Corp.” On December 29, 2021, the Company filed a Form N-54A to elect to be treated as a BDC under the 1940 Act.

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

Recent COVID-19 Developments

Our operating results and portfolio companies may be negatively impacted by the ongoing COVID-19 pandemic. We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including new variants of COVID-19on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence, and the financial markets. Any effects of the COVID-19 pandemic will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. The extent of the impact of the COVID-19 pandemic on the financial performance of our current and future investments will depend on future developments, including the duration and spread of the virus, related advisories and restrictions, and the health of the financial markets and economy, all of which are highly uncertain and cannot be predicted. To the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments and our financial condition. While general economic conditions have improved since the beginning of the COVID-19 pandemic, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience downturns, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of June 30, 2022 and December 31, 2021 and (ii) for the three and six months ended June 30, 2022:

	As of
	June 30, 2022	December 31, 2021
Total assets	$866,922	$711,292
Investments in portfolio companies, at fair value	$770,729	$692,357
Borrowings	$501,000	$410,000
Net assets	$339,311	$301,997
Net asset value per share	$22.93	$25.17
Leverage ratio (borrowings / total assets)	57.8%	57.6%

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Average net assets	$339,311	$313,566
Average borrowings	$473,902	$426,473
Cost of investments purchased	$161,193	$267,273
Sales of investments	$35,259	$35,259
Principal repayments	$44,808	$131,269
Net investment income	$8,527	$16,091
Net realized gains (losses)	$157	$3,477
Net change in unrealized appreciation (depreciation)	$(26,640)	$(32,934)
Net increase in net assets resulting from operations	$(17,956)	$(13,366)
Net investment income per share - basic and diluted	$0.68	$1.32
Earnings per share - basic and diluted	$(1.44)	$(1.09)

Portfolio and Investment Activity for the Three and Six Months Ended June 30, 2022

The following table presents our portfolio company activity for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Portfolio companies at beginning of period	30	30
Number of added portfolio companies	7	10
Number of exited portfolio companies	(1)	(4)
Portfolio companies at period end	36	36

Number of debt investments period end	42	42
Number of preferred equity investments at period end	1	1

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$538,893	$147,187	$—	$25,116	$711,196
Purchase of investments	99,093	62,099	—	—	161,192
Proceeds from principal repayments and sales of investments	(80,067)	—	—	—	(80,067)
Other changes in fair value (1)	(13,940)	(7,493)	—	(159)	(21,592)
Fair value, end of period	$543,979	$201,793	$—	$24,957	$770,729

	Six Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$486,044	$145,396	$36,220	$24,697	$692,357
Purchase of investments	166,239	101,034	—	—	267,273
Proceeds from principal repayments and sales of investments	(92,149)	(37,763)	(36,616)	—	(166,528)
Other changes in fair value (1)	(16,155)	(6,874)	396	260	(22,373)
Fair value, end of period	$543,979	$201,793	$—	$24,957	$770,729
(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

The following table presents selected information regarding our investment portfolio as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022		December 31, 2021
Investments:
Number of portfolio companies	36		30
Number of investments	43		35
Average investment at fair value	$17,924		$19,782
Average cost of debt investments as a percentage of par (1)	98.39%		98.15%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.00%		0.00%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.00%		0.00%
Number of debt investments on non-accrual status	—		—

Floating interest rate debt investments:
Percent of debt portfolio (2)	79.9%		80.9%
Weighted average interest rate floors	0.63%		0.62%
Weighted average coupon spread to base interest rate	650	bps	681	bps
Weighted average effective yield on floating rate debt investments at amortized cost (3)	8.72%		8.19%

Fixed interest debt investments:
Percent of debt portfolio (2)	20.1%		19.1%
Weighted average coupon rate	9.02%		9.56%
Weighted average effective yield on fixed rate debt investments at amortized cost (3)	8.99%		9.02%

Other Metrics:
Weighted average years to maturity on debt investments (3)	4.33	years	6.85	years
Weighted average effective yield on the portfolio at amortized cost (4)	8.92%		8.53%
(1)
Calculated as amortized cost of all debt investments divided by the par value of all debt investments.
(2)
Percent is calculated as a percentage of fair value of total debt investments.
(3)
As of December 31, 2021 weighted average years to maturity on debt investments included the Company's one preferred equity investment in the calculation. If this investment had been excluded the weighted average years to maturity on debt investments as of December 31, 2021 would have been 4.13 years.
(4)
Weighted average effective yield is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments, regardless of whether they are income producing.

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of:

	June 30, 2022		December 31, 2021
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$16,180	2.0%	$51,223	7.6%
2024	112,413	14.1	153,485	22.5
2025	155,674	19.5	150,967	22.2
2026	162,051	20.4	129,930	19.2
2027	69,828	8.8	88,694	13.1
2028	121,931	15.3	30,190	4.5
2029	123,750	15.5	73,750	10.9
2030	35,000	4.4	—	—
	$796,827	100.0%	$678,239	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	108,196	14.0	4
3	654,221	84.9	36
4	8,312	1.1	2
5	—	0.0	—
	$770,729	100.0%	42

	As of December 31, 2021
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	—	0.0	—
3	692,357	100.0	35
4	—	0.0	—
5	—	0.0	—
	$692,357	100.0%	35

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

Operating Results for the three and six months ended June 30, 2022 are presented below:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Total investment income	$17,026	$31,057
Total expenses	8,499	14,966
Net investment income	8,527	16,091
Net realized gain (loss)	157	3,477
Net change in unrealized appreciation (depreciation)	(26,640)	(32,934)
Net increase in net assets resulting from operations	$(17,956)	$(13,366)

Investment Income

Investment income consisted of the following components for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Interest income on debt securities
Cash interest (1)	$12,156	$23,952
PIK interest	2,942	3,405
Net accretion/amortization of discounts/premiums	1,009	1,908
Total interest on debt securities	16,107	29,265
PIK dividend	843	1,672
Total interest and dividend income	16,950	30,937
Other income	76	120
Total investment income	$17,026	$31,057
Average investments at cost (2)	$758,944	$736,207
Income return (3)	2.23%	4.20%
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

The table below shows a breakdown of our operating expenses for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Fixed Operating Expenses
Professional fees (1)	$255	$513
Board of directors' fees	77	135
General and other expenses	74	116
Organization and offering costs (2)	101	221
Total fixed operating expenses	507	985

Variable operating expenses:
Interest expense (3)	4,615	7,718
Management fees	1,456	2,784
Administrative expense (4)	382	873
Custody expense	21	42
Transfer agency fees	13	26
Total variable operating expenses	6,487	11,443

Performance-dependent expenses:
Income based incentive fee	1,505	2,794
Capital gains incentive fee	—	(256)
Total performance-dependent expenses	1,505	2,538

Total expenses	$8,499	$14,966
(1)
Professional fees includes the expenses for third part service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the three and six months ended June 30, 2022 is described more fully in Note 6. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the three months ended June 30, 2022 our net realized gains was $0.2 million and our net change in unrealized depreciation was $26.6 million. For the six months ended June 30, 2022 our net realized gains was $3.5 million and our net change in unrealized depreciation was $32.9 million.

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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of June 30, 2022 and December 31, 2021, respectively, are presented in Note 5. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Fair value of level 3 investments at period end	$463,362	$463,362
Fair value assuming a 5% increase in value	486,530	486,530

Increase in unrealized appreciation	23,168	23,168
(Increase) in management fees	(43)	(43)
(Increase) in capital gains incentive fees (1)	(3,475)	(3,475)
Increase in net assets resulting from operations	$19,650	$19,650

Weighted average shares outstanding	12,448,297	12,226,612
Shares outstanding at the end of the period	14,795,465	14,795,465

Increase in earnings per share	$1.58	$1.61
Increase in net assets per share	$1.33	$1.33
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

Liquidity

The tables below present a summary of our liquidity position as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$31,617	$12,203
Unused borrowing capacity	99,000	190,000
Principal receivable	54,741	2,454
Unfunded investment commitments (1)	16,196	(19,136)
Other net working capital (2)	(21,293)	(403)
	$180,261	$185,118
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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I Facility	$319,000	$—	$—	$319,000	$—
Subscription Facility	182,000	182,000	—	—	—
Total Contractual Obligations	$501,000	$182,000	$—	$319,000	$—

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of June 30, 2022 79.9% of our debt investments (77.3% of our total investments), or $595.9 million measured at fair value, are subject to floating interest rates. Additionally, both of the SPV I Facility and the Subscription Facility are also subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for Income-Based Fee as described in Note 3.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2022. Interest expense is calculated based on the terms of the Financing Facility, using the outstanding balance as of June 30, 2022. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$21,355	$(15,125)	$6,230
Up 200 basis points	15,140	(10,115)	5,025
Up 100 basis points	8,924	(5,105)	3,819
Down 100 basis points	(3,234)	4,915	1,681
Down 200 basis points	(6,204)	9,221	3,017

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth in our Registration Statement on Form 10 filed with the SEC on March 8, 2022, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, which are accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results. For a discussion of our potential risks and uncertainties, see the information under the section entitled “Part I Item 1A. Risk Factors” in our Registration Statement on Form 10 filed with the SEC on March 8, 2022 and the section entitled “Part II Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022.

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

MSD Investment Corp.

Date:	August 15, 2022	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	August 15, 2022	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer