Form 10-Q
period 2022-09-30
MSD Investment Corp.
filed 2022-11-14
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 14, 2022 was 18,333,441.

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
•
our use of financial leverage;
•
the impact of the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled Part I Item 1A. Risk Factors in our Registration Statement on Form 10 filed with the SEC on March 8, 2022 and in the section entitled “Part II Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 and our Quarterly Report Form 10-Q for the fiscal quarter ended June 30, 2022, respectively. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$890,043	$692,357
Unrealized appreciation on foreign currency forward contracts	3,374	—
Cash and cash equivalents	43,549	12,203
Interest receivable	8,199	3,970
Principal receivable	11,835	2,454
Prepaid expenses and other assets	236	308
Total assets	957,236	711,292

LIABILITIES
Debt, net of financing costs (2)	$507,115	$404,921
Payable for investments purchased	26,684	—
Distributions payable	8,646	—
Interest payable	2,759	341
Financing costs payable	2,394	2,736
Income based incentive fee payable	1,819	56
Management fees payable	1,641	155
Due to affiliates	723	371
Accrued professional fees	464	336
Accrued expenses and other liabilities	380	122
Capital gains incentive fee payable	—	256
Total liabilities	552,625	409,294
Commitments and contingencies (Note 8)
NET ASSETS
Common stock, par value $0.001 (100,000,000 shares authorized, 17,956,365 and 12,000,000 shares issued and outstanding, respectively)	$18	$12
Paid-in capital in excess of par value	441,503	299,988
Distributable earnings (accumulated losses)	(36,910)	1,998
Total net assets	$404,611	$301,998
Net asset value per share	$22.53	$25.17

(1)
Non-controlled/non-affiliated investments at amortized cost $935,013 and $690,732 as of September 30, 2022 and December 31, 2021, respectively.
(2)
Unamortized financing costs of $3,885 and $5,078 as of September 30, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$20,079	$45,939
Payment-in-kind interest income	570	3,975
Payment-in-kind dividend income	886	2,558
Other income	52	172
Total investment income	21,587	52,644
Expenses:
Interest expense	6,849	14,567
Income based incentive fee	1,820	4,614
Management fees	1,641	4,425
Capital gains incentive fee	—	(256)
Administration expense	470	1,343
Professional fees	270	783
Organization and offering costs	124	345
Board of directors’ fee	78	213
Custody expense	30	72
Transfer agency fees	13	39
General and other expenses	(14)	102
Total expenses	11,281	26,247
Net investment income (loss)	10,306	26,397

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(292)	3,255
Foreign currency transactions	(54)	(124)
Net realized gain (loss)	(346)	3,131
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(13,677)	(46,595)
Foreign currency forward contracts	3,374	3,374
Foreign currency transactions	(32)	(48)
Net change in unrealized appreciation (depreciation)	(10,335)	(43,269)
Net realized and unrealized gain (loss)	(10,681)	(40,138)
Net increase (decrease) in net assets resulting from operations	$(375)	$(13,741)

Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$0.67	$1.99
Earnings per share (basic and diluted)	$(0.02)	$(1.03)
Distributions declared per share	$0.57	$1.80
Weighted average shares outstanding (basic and diluted)	15,408,512	13,297,224

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2021 (1)	12,000,000	$12	$300,000	$1,998	$301,998
Operations:
Net investment income	—	—	—	7,564	7,564
Net realized gain (loss)	—	—	—	3,320	3,320
Net change in unrealized appreciation (depreciation)	—	—	—	(6,294)	(6,294)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,590	4,590
Shareholder distributions:
Distributions paid to shareholders	—	—	—	(7,200)	(7,200)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(7,200)	(7,200)
Net increase (decrease) for the period	—	—	—	(2,610)	(2,610)
Balance, March 31, 2022	12,000,000	$12	$300,000	$(612)	$299,388
Operations:
Net investment income	—	—	—	8,527	8,527
Net realized gain (loss)	—	—	—	157	157
Net change in unrealized appreciation (depreciation)	—	—	—	(26,640)	(26,640)
Net increase (decrease) in net assets resulting from operations	—	—	—	(17,956)	(17,956)
Shareholder distributions:
Distributions to shareholders	—	—	—	(9,321)	(9,321)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(9,321)	(9,321)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (2)	286,055	—	7,200	—	7,200
Issuance of shares	2,509,410	3	60,000	—	60,000
Net increase (decrease) for the period	2,795,465	3	67,200	(27,277)	39,923
Balance, June 30, 2022	14,795,465	$15	$367,200	$(27,889)	$339,311
Operations:
Net investment income	—	—	—	10,306	10,306
Net realized gain (loss)	—	—	—	(346)	(346)
Net change in unrealized appreciation (depreciation)	—	—	—	(10,335)	(10,335)
Net increase (decrease) in net assets resulting from operations	—	—	—	(375)	(375)
Shareholder distributions:
Distributions to shareholders	—	—	—	(8,646)	(8,646)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(8,646)	(8,646)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (2)	373,593	—	9,321	—	9,321
Issuance of shares	2,787,307	3	65,000	—	65,000
Net increase (decrease) for the period	3,160,900	3	74,321	(9,021)	65,300
Balance, September 30, 2022	17,956,365	$18	$441,521	$(36,910)	$404,611
(1)
The Company converted from MSD Investment, LLC to MSD Investment Corp. on January 1, 2022.
(2)
Common shares issued from reinvestment of distributions par value is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

For the Nine Months Ended September 30, 2022
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(13,741)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(6,539)
Net accretion of discount and amortization of premium	(2,933)
Proceeds from sale of investments and principal repayments	224,437
Purchases of investments	(455,991)
Net realized (gains) losses on investments	(3,255)
Net change in unrealized (appreciation) depreciation on investments	46,595
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(3,374)
Amortization of deferred financing costs	1,139
(Increase) decrease in operating assets:
Interest receivable	(4,229)
Principal receivable	(9,381)
Prepaid expenses and other assets	72
Increase (decrease) in operating liabilities:
Due to affiliates	352
Management fees payable	1,486
Income based incentive fee payable	1,763
Capital gains incentive fee payable	(256)
Interest payable	2,418
Accrued professional fees	128
Accrued expenses and other liabilities	258
Payable for investments purchased	26,684
Net cash provided (used in) by operating activities	(194,367)
Cash flow from financing activities
Proceeds from issuance of shares	125,000
Debt borrowings	246,000
Debt repayments	(145,000)
Deferred financing costs paid	(287)
Net cash provided by (used in) financing activities	225,713
Net increase in cash and cash equivalents	31,346
Cash and cash equivalents, beginning of period	12,203
Cash and cash equivalents, end of period	$43,549
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$11,010
Reinvestment of shareholder distributions	$16,521
Change in distributions payable	$8,646
Financing cost payable	$54

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Chromalloy Holdings LLC		L + 6.75%	1.00%	9.76%	11/28/2023	$12,352	$12,322	$12,321	3.05%
Systems Planning and Analysis, Inc.	(8)(14)	S + 6.15%	1.00%	8.73%	8/16/2027	10,850	10,658	10,687	2.64
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(8)(9)(12)(14)	S + 6.15%	1.00%	8.73%	8/16/2027	—	(54)	(47)	(0.01)
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan	(8)(9)(12)(14)	S + 6.15%	0.00%	9.05%	8/16/2027	2,016	1,957	1,951	0.48
The Nordam Group Inc.	(8)	L + 5.50%	0.00%	8.63%	4/9/2026	11,797	10,443	9,084	2.24
							35,326	33,996	8.40
Automobile
McLaren Finance PLC	UK(10)(11)	N/A	N/A	7.50%	8/1/2026	3,213	3,249	2,561	0.64
Capital Equipment
Trillium FlowControl	LU(8)(10)(11)	S + 5.76%	1.00%	9.31%	6/28/2026	17,955	17,785	17,755	4.39
Chemicals, Plastics & Rubber
Dubois Chemicals Group Inc.		L + 4.50%	0.00%	7.62%	9/30/2026	2,761	2,752	2,569	0.63
Hexion Holdings Corporation		S + 4.65%	0.50%	7.41%	3/15/2029	9,975	9,224	8,469	2.09
							11,976	11,038	2.72
Energy: Oil & Gas
CITGO Holdings Inc.	(9)	N/A	N/A	9.25%	8/1/2024	26,051	25,581	25,859	6.39
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	2,121	2,158	1,997	0.49
Saturn Oil and Gas Inc.	CN(8)(10)(11)	C + 11.50%	1.00%	15.68%	6/7/2024	CAD 65,348	49,826	45,878	11.34
							77,565	73,734	18.22
Healthcare & Pharmaceuticals
Bayer Environmental Services		S + 4.38%	0.00%	7.42%	8/4/2029	20,000	18,400	18,250	4.51
Charolotte Buyer, Inc.		S + 5.25%	0.00%	7.98%	2/11/2028	33,333	31,040	31,167	7.70
Mallinckrodt International Financing SA	LU(10)(11)	L + 5.25%	0.75%	8.73%	9/30/2027	2,693	2,687	2,167	0.54
Natural Partners, Inc.	(8)	L + 6.00%	1.00%	9.57%	3/15/2028	38,245	37,544	37,547	9.28
Natural Partners, Inc. - Revolving Credit Facility	(8)(9)(12)	L + 6.00%	1.00%	9.57%	3/15/2028	—	(51)	(51)	(0.01)
							89,620	89,080	22.02
High Tech Industries
Watchguard Technologies, Inc.		S + 5.25%	0.75%	8.28%	7/2/2029	35,000	32,744	32,404	8.01
Hotel, Gaming & Leisure
Chuck E. Cheese		N/A	N/A	6.75%	5/1/2026	18,580	17,312	16,831	4.16
TouchTunes		S + 5.25%	0.50%	8.98%	4/2/2029	30,000	29,709	28,725	7.10
Viad Corp.	(11)	L + 5.00%	0.50%	8.12%	7/30/2028	4,380	4,370	4,132	1.02
							51,391	49,688	12.28

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2022

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt Continued
Media: Advertising, Printing & Publishing
Patientpoint Network Solutions, LLC	(8)	S + 7.26%	1.00%	10.81%	3/7/2025	32,013	31,420	31,451	7.77
Real Betis Balompie SAD - Participation Interest	ES(8)(10)(11)	N/A	N/A	7.00%	6/5/2025	13,000	14,765	12,136	3.00
							46,185	43,587	10.77
Media: Diversified & Production
FilmRise Acquisitons, LLC	(8)(9)	N/A	N/A	13.50%	9/17/2025	18,086	18,098	18,086	4.47
Getty Images Inc.		L + 4.50%	0.00%	7.63%	2/19/2026	18,974	18,907	18,777	4.64
Candle Media Co Ltd	(8)	L + 6.00%	0.75%	9.05% (incl 4.00% PIK)	6/18/2027	41,232	40,515	40,139	9.92
Candle Media Co Ltd - Delayed Draw Term Loan	(8)(9)(12)	L + 6.00%	0.75%	9.03% (incl 4.00% PIK)	6/18/2027	15,071	14,821	14,650	3.62
							92,341	91,652	22.65
Metals & Mining
Conuma Coal Resources LTD	CN(9)(10)(11)	N/A	N/A	10.00%	5/1/2023	3,181	3,178	3,126	0.77
Retail
Guitar Center Inc.		N/A	N/A	8.50%	1/15/2026	4,066	4,268	3,609	0.89
Xponential Fitness LLC	(8)(11)	L + 6.50%	1.00%	9.47%	2/28/2025	22,885	22,677	23,100	5.71
							26,945	26,709	6.60
Services: Business
Muine Gall, LLC	(8)(9)(11)	L + 7.00%	0.50%	9.88% PIK	9/21/2024	43,846	43,861	43,846	10.84
Travelport Finance (Luxembourg) S.A.R.L.	LU(10)(11)	S + 8.75%	0.00%	11.79%	2/28/2025	4,505	4,432	4,450	1.10
							48,293	48,296	11.94
Services: Consumer
Spring Education Group Inc.		L + 4.25%	0.00%	7.92%	7/30/2025	46,873	44,857	44,506	11.01
Vision Purchaser Corp.	(8)	S + 6.40%	1.00%	9.95%	6/10/2025	29,021	28,564	27,083	6.69
Vision Purchaser Corp. - Incremental Term Loan	(8)	S + 6.25%	1.00%	9.80%	6/10/2025	2,530	2,486	2,361	0.58
							75,907	73,950	18.28
Telecommunications
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,053	18,168	4.49
Ligado Networks LLC	(9)	N/A	N/A	15.50% PIK	11/1/2023	10,999	10,008	4,538	1.12
							34,061	22,706	5.61
Wholesale
Dealer Tire LLC		L + 4.25%	0.00%	7.37%	12/12/2025	12,154	12,091	11,804	2.92
FleetPride Inc.		L + 4.50%	0.00%	7.62%	2/4/2026	21,767	21,738	21,019	5.19
Imperial Dade		S + 4.00%	0.50%	7.14%	6/11/2026	1,990	1,875	1,887	0.47
							35,704	34,710	8.58
Total First Lien Debt							682,270	654,992	161.88%

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2022

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics and Rubber
Hexion Holdings Corporation	(8)(9)	S + 7.54%	0.50%	10.56%	3/15/2030	35,000	34,085	28,350	7.00
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	L + 8.25%	1.00%	11.37%	12/30/2028	34,199	33,398	31,512	7.79
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	16,378	16,480	13,675	3.38
Services: Business
Disa Holdings Corp. - Delayed Draw	(8)(9)(12)	S + 10.00%	0.75%	12.68%	3/9/2029	—	1	—	—
Disa Holdings Corp.	(8)	S + 10.00%	0.75%	12.68%	3/9/2029	14,641	14,206	14,201	3.51
Trace3 Inc.	(8)(9)	L + 7.50%	0.50%	10.56%	10/8/2029	33,750	32,900	32,800	8.11
							47,107	47,001	11.62
Services: Consumer
Midwest Veterinary Partners LLC	(8)(9)	L + 7.50%	0.75%	10.62%	4/26/2029	50,000	50,045	48,789	12.06
Southern Veterinary Partners LLC	(8)(9)	S + 7.85%	1.00%	10.70%	10/5/2028	45,000	44,014	41,400	10.23
							94,059	90,189	22.29
Total Second Lien Debt							225,129	210,727	52.08%
Preferred Equity
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		27,735	27,614	24,324	6.02
Total Preferred Equity							27,614	24,324	6.02
Total Investments - non-controlled/non-affiliated							$935,013	$890,043	219.98%
Cash and Cash Equivalents
Cash and Cash Equivalents	(13)						43,549	43,549	10.76
Total Cash and Cash Equivalents							43,549	43,549	10.76
Total Portfolio Investments, Cash and Cash Equivalents							$978,562	$933,592	230.74%

September 30, 2022
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost	Fair Value	% of Net Assets
Goldman Sachs International	December 21, 2022	$13,237	€13,000	—	$415	0.1%
Goldman Sachs International	December 21, 2022	$49,646	CAD 64,500	—	$2,959	0.7%
					$3,374	0.8%

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
(4)
Variable rate loans to the portfolio companies are indexed to the London Interbank Offered Rate (“LIBOR”, or “LIBO Rate”) (denoted as “L”), Canadian Dollar Offered Rate (“CDOR”) (denoted as “C”) or Secured Overnight Financing Rate (“SOFR”) (denoted as “S”) and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022.
(5)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at September 30, 2022.

(6)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares/shares owned.
(7)
Cost represents amortized cost, inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the supervision of the Board of Directors of the Company (the “Board”) (see Note 2 and Note 6), pursuant to the Company’s valuation policy.
(9)
These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's, as defined below (see Note 7), credit facilities, a single investment may be divided into parts that are individually pledged as collateral to our credit facilities.
(10)
The portfolio company is domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different jurisdiction than the domicile of the portfolio company. Foreign countries include Canada (denoted as “CN”), Luxembourg (denoted as “LU”), Spain (denoted as “ES”) and the United Kingdom (denoted as “UK”).
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, qualifying assets represented approximately 81.5% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd	Delayed Draw	6/18/2027	$1,280	$(21)
Disa Holdings Corp.	Delayed Draw	3/9/2029	2,745	—
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Delayed Draw	8/16/2027	4,704	(35)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Revolver	8/16/2027	3,136	(47)
Natural Partners, Inc.	Revolver	3/15/2028	2,813	(51)
Total Unfunded Commitments			$14,678	$(154)
(13)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of September 30, 2022, $28,423 was held in FGTXX and had an average one year yield of 0.69%.
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
(8)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board (see Note 2 and Note 6), pursuant to the Company’s valuation policy.
(9)
These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's, as defined below (see Note 7), credit facilities, a single investment may be divided into parts that are individually pledged as collateral to our credit facilities.
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

The Company utilizes several valuation techniques that use unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. The valuation techniques, as well as the key unobservable inputs that have a significant impact on the Company’s investments classified and valued as Level 3 in the valuation hierarchy, are described in Note 6. Fair Value Measurements. The unobservable inputs and assumptions may differ by asset and in the application of the Company's valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable inputs and assumptions.

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
SEC Disclosure Update and Simplification

In December 2020, the SEC adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 will permit (but not require) boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC is rescinding previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our Board has not elected to designate the Adviser as the valuation designee, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Derivative Instruments

Derivative instruments solely consist of foreign currency forward contracts. All derivative instruments as assets or liabilities are recognized at fair value in the consolidated financial statements. Foreign currency forward contracts are not designated as hedging instruments, and as a result, changes in fair value through net change in unrealized appreciation (depreciation) on foreign currency forward contracts are presented in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the foreign currency forward contracts are included in net realized gains (losses) on foreign currency forward contracts on the consolidated statements of operations.

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

Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act. The Company intends to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

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

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both September 30, 2022 and December 31, 2021. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the nine months ended September 30, 2022, the Company did not incur any interest or penalties.

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

In January 2021, the FASB issued Accounting Standards Update 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has evaluated and will continue to evaluate the adoption of ASU 2020-04 and 2021-01 and determined it has no material impact on its consolidated financial statements at this time.

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

The following table presents the related party fees, expenses and transactions for the three and nine months ended September 30, 2022:

Related Party	Source Agreement & Description	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$1,641	$4,425
Adviser	Advisory Agreement - income based incentive fee	1,820	4,614
Adviser	Advisory Agreement - board of directors' fees	78	213
Adviser	Advisory Agreement - capital gains incentive fee	—	(256)
Administrator	Administration Agreement - Administrative expense	372	1,075

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022			December 31, 2021
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$682,270	$654,992	73.59%	$484,704	$486,044	70.20%
Second lien debt	225,129	210,727	23.68	144,892	145,396	21.00
Unsecured debt	—	—	0.00	36,093	36,219	5.23
Preferred equity	27,614	24,324	2.73	25,043	24,698	3.57
Total investments	$935,013	$890,043	100.00%	$690,732	$692,357	100.00%

The industry composition of investments at fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Aerospace & Defense	3.82%	2.99%
Automobile	0.29	0.52
Capital Equipment	2.00	—
Chemicals, Plastics & Rubber	4.43	6.29
Consumer goods: Non-durable	6.27	7.22
Energy: Oil & Gas	8.28	14.59
Healthcare & Pharmaceuticals	10.01	1.85
High Tech Industries	3.64	—
Hotel, Gaming & Leisure	7.12	2.36
Media: Advertising, Printing & Publishing	4.90	6.69
Media: Diversified & Production	10.29	10.62
Metals & Mining	0.35	—
Retail	3.00	3.67
Services: Business	10.71	10.85
Services: Consumer	18.44	14.01
Telecommunications	2.55	5.27
Transportation: Consumer	—	5.23
Wholesale	3.90	7.84
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$839,091	$801,970	90.10%	198.22%
Canada	53,004	49,004	5.51	12.11
Luxembourg	24,904	24,372	2.74	6.02
Spain	14,765	12,136	1.36	3.00
United Kingdom	3,249	2,561	0.29	0.63
Total	$935,013	$890,043	100.00%	219.98%

	December 31, 2021
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$622,968	$624,238	90.16%	206.71%
Canada	32,515	32,905	4.75	10.90
Luxembourg	16,866	16,806	2.43	5.56
Spain	14,772	14,798	2.14	4.90
United Kingdom	3,611	3,610	0.52	1.20
Total	$690,732	$692,357	100.00%	229.27%

As of September 30, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.

As of September 30, 2022, on a fair value basis, approximately 86.1% of our performing debt investments bore interest at a floating rate and approximately 13.9% of our performing debt investments bore interest at a fixed rate.

As of December 31, 2021, on a fair value basis, approximately 80.9% of our performing debt investments bore interest at a floating rate and approximately 19.1% of our performing debt investments bore interest at a fixed rate.

Note 5. Derivative Instruments

The Company may enter into foreign currency forward contracts from time to time to facilitate the settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; we attempt to limit counterparty risk by only dealing with well-known counterparties and those that it believes have the financial resources to honor their obligations. The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.

The following tables present the open foreign currency forward contracts as of September 30, 2022:

September 30, 2022
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	December 21, 2022	Unrealized appreciation on foreign currency forward contracts	Goldman Sachs International	€13,000	$13,237	$12,822	$415
CAD	December 21, 2022	Unrealized appreciation on foreign currency forward contracts	Goldman Sachs International	CAD 64,500	49,646	46,687	2,959
Total					$62,883	$59,509	$3,374

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the three and nine months ended September 30, 2022:

	Statement Location	For the Three Months ended September 30, 2022	For the Nine Months ended September 30, 2022
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$3,374	$3,374

For derivatives traded under an International Swaps and Derivatives Association Master Agreement ("ISDA Master Agreement"), the collateral requirements are typically calculated by netting the mark-to-market amount for each transaction under such agreement and comparing that amount to the value of any collateral currently pledged by the Company or the counterparty. Cash collateral that has been pledged, if any, to cover obligations of the Company and cash collateral received from the counterparty, if any, is reported on the consolidated statements of assets and liabilities as collateral deposits (received) for foreign currency forward contracts. Generally, the amount of collateral due from or to a party has to exceed a minimum transfer amount threshold before a transfer is required. To the extent amounts due to the Company from a counterparty are not fully collateralized, the Company bears the risk of loss from counterparty non-performance.

The following table presents the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of September 30, 2022:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged	Net position of Derivative Assets, Liabilities and Pledged Collateral
September 30, 2022	Goldman Sachs International	$3,374	$—	$—	$3,374

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of September 30, 2022 and December 31, 2021, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$319,336	$335,656	$654,992
Second lien debt	—	13,675	197,052	210,727
Preferred equity	—	—	24,324	24,324
Cash and cash equivalents	43,549	—	—	43,549
Total Portfolio Investments, Cash and Cash Equivalents	$43,549	$333,011	$557,032	$933,592
Percentage of Total	4.66%	35.67%	59.67%	100.00%
Foreign currency forward contracts	$—	$3,374	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$216,884	$269,162	$486,046
Second lien debt	—	11,947	133,447	145,394
Unsecured debt	—	36,220	—	36,220
Preferred equity	—	—	24,697	24,697
Cash and cash equivalents	12,203	—	—	12,203
Total Portfolio Investments, Cash and Cash Equivalents	$12,203	$265,051	$427,306	$704,560
Percentage of Total	1.73%	37.62%	60.65%	100.00%

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$293,666	$144,739	$24,957	$463,362
Purchase of investments (including PIK)	65,385	14,201	892	80,478
Proceeds from principal repayments and sales of investments	(25,664)	—	—	(25,664)
Amortization of premium/accretion of discount, net	385	63	(6)	442
Net realized gain (loss) on investments	(106)	—	—	(106)
Net change in unrealized appreciation (depreciation) on investments	(5,192)	(5,432)	(1,519)	(12,143)
Transfers out of Level 3 (1)	(2,588)	—	—	(2,588)
Transfers to Level 3 (2)	9,770	43,481	—	53,251
Fair value, end of period	$335,656	$197,052	$24,324	$557,032
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2022 included in net unrealized appreciation (depreciation) on the consolidated statements of operations	$(5,192)	$(5,945)	$(1,519)	$(12,656)

	For the Nine Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Preferred Equity	Total
Fair value, beginning of period	$269,162	$133,447	$24,697	$427,306
Purchase of investments (including PIK)	144,603	32,313	2,565	179,481
Proceeds from principal repayments and sales of investments	(77,817)	(37,763)	—	(115,580)
Amortization of premium/accretion of discount, net	1,278	143	6	1,427
Net realized gain (loss) on investments	951	2,630	—	3,581
Net change in unrealized appreciation (depreciation) on investments	(9,655)	(10,624)	(2,944)	(23,223)
Transfers out of Level 3 (1)	(5,362)	—	—	(5,362)
Transfers to Level 3 (2)	12,496	76,906	—	89,402
Fair value, end of period	$335,656	$197,052	$24,324	$557,032
Net change in unrealized depreciation on non-controlled/non-affiliated company investments still held at September 30, 2022	$(9,993)	$(11,764)	$(2,944)	$(24,701)
(1)
Transfers are done at the value of the investment at the beginning of the period. For the three and nine months ended September 30, 2022 investments were transfers from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing service.
(2)
Transfers are done at the value of the investment at the beginning of the period. For the three and nine months ended September 30, 2022 investments were transfers from Level 2 to Level 3 as valuation coverage was reduced to one or less independent pricing service.

For the three and nine months ended September 30, 2022 one and two investments, respectively, was transferred out of Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing service.

For the three and nine months ended September 30, 2022 two and three investments, respectively, was transferred out of Level 2 to Level 3 as valuation coverage was reduced to one or less independent pricing service.

The Company generally employs the Income Based Approach (as described below) to estimate the fair value of the investment. Additionally, the Company may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company or any applicable collateral, in order to evaluate coverage of the Company’s debt investment.

Income Based Approach: The Company may use a discounted cash flow analysis to estimate the fair value of the investment, specifically the yield method. Projected cash flows represent the relevant investment’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate that is calibrated to the initial transaction and monitored over time to adjust for changes in observed market spreads and yields since the issuance of the investment as well as changes in company specific factors. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2022 and December 31, 2021, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$308,486	Market Yield Analysis	Market Yield Discount Rates	9.44%	10.87%	14.30%
	18,086	Recent Transaction	Transaction Price	100.00	100.00	100.00
	326,572
Second lien debt	113,101	Market Yield Analysis	Market Yield Discount Rates	10.54%	14.79%	12.39%
	14,201	Recent Transaction	Transaction Price	97.00	97.00	97.00
	127,302
Preferred equity	24,324	Market Yield Analysis	Market Yield Discount Rates	15.26%	17.32%	16.29%
Total	$478,198

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$221,516	Market Yield Analysis	Market Yield Discount Rates	7.25%	17.25%	10.90%
	39,200	Recent Transaction	Transaction Price	98.00	98.00	98.00
	260,716
Second lien debt	98,328	Market Yield Analysis	Market Yield Discount Rates	9.08%	9.96%	9.40%
Preferred equity	24,697	Market Yield Analysis	Market Yield Discount Rates	14.20%	14.20%	14.20%
Total	$383,741
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of September 30, 2022 and December 31, 2021, the Company had investments of this nature measured at fair value totaling $78.8 million and $43.6 million, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of both September 30, 2022 and December 31, 2021, respectively, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates.

Other

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

The Company’s outstanding debt obligations as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I Facility	$400,000	$364,000	$360,261	$36,000	12/21/2026
Subscription Facility	200,000	147,000	146,856	53,000	12/21/2022
Total	$600,000	$511,000	$507,117	$89,000

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I Facility	$400,000	$220,000	$215,590	$180,000	12/21/2026
Subscription Facility	200,000	190,000	189,331	10,000	12/21/2022
Total	$600,000	$410,000	$404,921	$190,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)
The unused portion is the amount upon which commitment fees are based, if any.

The components of interest expense for the three and nine months ended September 30, 2022 were as follows:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Stated interest expense	$6,160	$12,258
Unused/undrawn fees	54	420
Administration fees	250	750
Amortization of deferred financing costs	385	1,139
Total interest expense	$6,849	$14,567
Average borrowings	$516,000	$456,533

Weighted average interest rate (1)	5.01%	3.92%
Amortization of financing costs	0.30%	0.33%
Total borrowing costs	5.31%	4.25%
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

The Subscription Facility provides for secured borrowings of up to $200 million. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the 1940 Act. The Subscription Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $40 million. Proceeds from the borrowings under the Subscription Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. The Subscription Facility is scheduled to mature on December 21, 2022.

Advances under the Subscription Facility generally bear interest at a per annum rate equal to the daily Bloomberg Short-Term Bank Yield Index (“BSBY”) rate in effect, plus the applicable margin of 2.00% per annum. The Company pays a commitment fee of 0.25% per annum on the average daily unused amount of the financing commitments.

As of both September 30, 2022 and December 31, 2021, respectively, the Company is in compliance with all covenants associated with both of its credit facilities.

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statement of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of September 30, 2022 and December 31, 2021, the Company’s unfunded commitments consisted of the following:

September 30, 2022
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd	Delayed Draw	6/18/2027	$1,280	$(21)
Disa Holdings Corp.	Delayed Draw	3/9/2029	2,745	-
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Delayed Draw	8/16/2027	4,704	(35)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Revolver	8/16/2027	3,136	(47)
Natural Partners, Inc.	Revolver	3/15/2028	2,813	(51)
Total Unfunded Commitments			$14,678	$(154)

December 31, 2021
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd.	Delayed Draw	6/18/2027	$16,000	$(160)
Management Consulting & Research LLC	Revolver	8/16/2027	3,136	(61)
Total Unfunded Commitments			$19,136	$(221)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both September 30, 2022 and December 31, 2021, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

In connection with its formation, the Company has the authority to issue up to 100 million shares. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of September 30, 2022, the Company had received Capital Commitments totaling $975.9 million ($550.9 million remaining undrawn), all of which were from affiliates of the Adviser.

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$300,000
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
Total	17,296,717	$425,000

Distributions

As of September 30, 2022, the Company had declared the following distributions:

			Regular	Special	Per Share
Date Declared	Record Date	Payment Date	Distribution	Distribution	Amount	Total Amount
March 30, 2022	March 31, 2022	April 15, 2022	$0.57	$0.03	$0.60	$7,200
June 28, 2022	June 29, 2022	July 15, 2022	$0.57	$0.06	$0.63	$9,321
September 20, 2022	September 20, 2022	October 17, 2022	$0.57	$—	$0.57	$8,646
Total distributions					$1.80	$25,167

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

The following table summarizes the DRP shares issued to stockholders who have “opted in” to the DRP during the nine months ended September 30, 2022 and the value of such shares as of the payment dates:

Payment Date	DRP Shares Value	DRP Shares Issued
April 15, 2022	$7,200	286,055
July 15, 2022	$9,321	373,593
	$16,521	659,648

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Net increase in net assets resulting from operations	$(375)	$(13,741)
Weighted average shares outstanding	15,408,512	13,297,224
Earnings per share	$(0.02)	$(1.03)

Note 11. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2022:

Nine Months Ended September 30, 2022
Per Share Data:
Net assets, beginning of period	$25.17
Net investment income (1)	1.99
Net realized gain (loss) (1)	0.24
Net change in unrealized appreciation (depreciation) (2)	(3.12)
Net increase in net assets resulting from operations	(0.89)
Distributions declared from net investment income (3)	(1.80)
Issuance of shares	0.05
Total increase (decrease) in net assets	(2.64)
Net assets, end of period	$22.53
Shares outstanding, end of period	17,956,365
Total return based on NAV (4)	(3.69)%
Ratios:
Expenses to average net assets (5)	10.28%
Net investment income to average net assets (5)	10.34%
Portfolio turnover rate (6)	29.30%
Supplemental Data:
Net assets, end of period	$404,611
Total capital commitments, end of period	$975,906
Ratios of total contributed capital to total committed capital, end of period	43.55%
Average debt outstanding	$456,533
Asset coverage ratio (7)	179.2%
(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the nine months ended September 30, 2022 the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (See Note 9).
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

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of November 14, 2022, the date that the consolidated financial statements were available to be issued.

Subsequent to September 30, 2022, the Company invested in the senior secured loans of Faraday Buyer, LLC (MacLean) and LJ Perimeter Buyer (Lipari). Additionally, the Company increased its exposure to Travelport Finance S.A.R.L. as well as participated in a refinancing of its investment to Chromalloy Holdings LLC.

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

Recent COVID-19 Developments

We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic (including new variants of COVID-19) on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continued fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

Russian Invasion of Ukraine

Russia’s invasion of the Ukraine, and corresponding events in late February 2022, have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The current sanctions and the potential for future sanctions, and other actions, and Russia’s retaliatory responses to those sanctions and actions, may continue to adversely impact the Russian economy and may result in the further decline of the value and liquidity of Russian securities, a continued weakening of the ruble, exchange closures and may have other adverse consequences on the Russian economy that could impact the value of Russian investments and impair the ability of the Company to buy, sell, receive, or deliver those securities. Moreover, those events have, and could continue to have, an adverse effect on global markets’ performance and liquidity, thereby negatively affecting the value of the Company’s investments beyond any direct exposure to Russian issuers. The duration of ongoing hostilities and the vast array of sanctions and related events cannot be predicted. Those events present material uncertainty and risk with respect to markets globally and the performance of the Company and its investments or operations could be negatively impacted.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe supply chain interruptions, labor resource shortages, commodity inflation, rising interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of September 30, 2022 and December 31, 2021 and (ii) for the three and nine months ended September 30, 2022:

	As of
	September 30, 2022	December 31, 2021
Total assets	$957,236	$711,292
Investments in portfolio companies, at fair value	$890,043	$692,357
Borrowings	$511,000	$410,000
Net assets	$404,611	$301,997
Net asset value per share	$22.53	$25.17
Leverage ratio (borrowings / total assets)	53.4%	57.6%

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Average net assets	$371,961	$336,327
Average borrowings	$516,000	$456,533
Cost of investments purchased	$188,718	$455,991
Sales of investments	$23,583	$58,842
Principal repayments	$34,325	$165,594
Net investment income	$10,306	$26,397
Net realized gains (losses)	$(346)	$3,131
Net change in unrealized appreciation (depreciation)	$(10,335)	$(43,269)
Net increase in net assets resulting from operations	$(375)	$(13,741)
Net investment income per share - basic and diluted	$0.67	$1.99
Earnings per share - basic and diluted	$(0.02)	$(1.03)

Portfolio and Investment Activity for the Three and Nine Months Ended September 30, 2022

The following table presents our portfolio company activity for the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Portfolio companies at beginning of period	36	30
Number of added portfolio companies	6	16
Number of exited portfolio companies	(1)	(5)
Portfolio companies at period end	41	41

Number of debt investments period end	48	48
Number of preferred equity investments at period end	1	1

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$543,979	$201,793	$—	$24,957	$770,729
Purchase of investments	174,517	14,201	—	—	188,718
Proceeds from principal repayments and sales of investments	(57,909)	—	—	—	(57,909)
Other changes in fair value (1)	(5,595)	(5,267)	—	(633)	(11,495)
Fair value, end of period	$654,992	$210,727	$—	$24,324	$890,043

	Nine Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$486,044	$145,396	$36,220	$24,697	$692,357
Purchase of investments	340,756	115,235	—	—	455,991
Proceeds from principal repayments and sales of investments	(150,058)	(37,763)	(36,616)	—	(224,437)
Other changes in fair value (1)	(21,750)	(12,141)	396	(373)	(33,868)
Fair value, end of period	$654,992	$210,727	$—	$24,324	$890,043
(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

The following table presents selected information regarding our investment portfolio as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022		December 31, 2021
Investments:
Number of portfolio companies	41		30
Number of investments	49		35
Average investment at fair value	$18,164		$19,782
Average cost of debt investments as a percentage of par (1)	98.25%		98.15%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.00%		0.00%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.00%		0.00%
Number of debt investments on non-accrual status	—		—

Floating interest rate debt investments:
Percent of debt portfolio (2)	86.1%		80.9%
Weighted average interest rate floors	0.63%		0.62%
Weighted average coupon spread to base interest rate	665	bps	681	bps
Weighted average effective yield on floating rate debt investments at amortized cost (3)	10.29%		8.19%

Fixed interest debt investments:
Percent of debt portfolio (2)	13.9%		19.1%
Weighted average coupon rate	9.33%		9.56%
Weighted average effective yield on fixed rate debt investments at amortized cost (3)	9.77%		9.02%

Other Metrics:
Weighted average years to maturity on debt investments (3)	4.23	years	6.85	years
Weighted average effective yield on the portfolio at amortized cost (4)	10.28%		8.53%
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

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of:

	September 30, 2022		December 31, 2021
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$26,532	2.8%	$51,223	7.6%
2024	135,245	14.4	153,485	22.5
2025	181,065	19.3	150,967	22.2
2026	143,600	15.2	129,930	19.2
2027	71,862	7.6	88,694	13.1
2028	155,157	16.5	30,190	4.5
2029	193,366	20.5	73,750	10.9
2030	35,000	3.7	—	—
	$941,827	100.0%	$678,239	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	162,521	18.3	7
3	720,423	80.9	40
4	7,099	0.8	2
5	—	0.0	—
	$890,043	100.0%	49

	As of December 31, 2021
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	—	0.0	—
3	692,357	100.0	35
4	—	0.0	—
5	—	0.0	—
	$692,357	100.0%	35

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

Operating Results for the three and nine months ended September 30, 2022 are presented below:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Total investment income	$21,587	$52,644
Total expenses	11,281	26,247
Net investment income	10,306	26,397
Net realized gain (loss)	(346)	3,131
Net change in unrealized appreciation (depreciation)	(10,335)	(43,269)
Net increase (decrease) in net assets resulting from operations	$(375)	$(13,741)

Investment Income

Investment income consisted of the following components for the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Interest income on debt securities
Cash interest	$19,061	$43,013
PIK interest	570	3,975
Net accretion/amortization of discounts/premiums	1,018	2,926
Total interest on debt securities	20,649	49,914
PIK dividend	886	2,558
Total interest and dividend income	21,535	52,472
Other income	52	172
Total investment income	$21,587	$52,644
Average investments at cost (1)	$868,518	$785,908
Income return (2)	2.48%	6.68%

(1)
Average investments at cost is calculated as the simple average of the total investments at amortized cost at the beginning and end of the period.
(2)
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

The table below shows a breakdown of our operating expenses for the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Fixed Operating Expenses
Professional fees (1)	$270	$783
Board of directors' fees	78	213
General and other expenses	(14)	102
Organization and offering costs (2)	124	345
Total fixed operating expenses	458	1,443

Variable operating expenses:
Interest expense (3)	6,849	14,567
Management fees	1,641	4,425
Administrative expense (4)	470	1,343
Custody expense	30	72
Transfer agency fees	13	39
Total variable operating expenses	9,003	20,446

Performance-dependent expenses:
Income based incentive fee	1,820	4,614
Capital gains incentive fee	—	(256)
Total performance-dependent expenses	1,820	4,358

Total expenses	$11,281	$26,247
(1)
Professional fees includes the expenses for third part service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the three and nine months ended September 30, 2022 is described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the three months ended September 30, 2022 our net realized losses were $0.3 million and our net change in unrealized depreciation was $10.3 million. For the nine months ended September 30, 2022 our net realized gains were $3.1 million and our net change in unrealized depreciation was $43.3 million.

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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of September 30, 2022 and December 31, 2021, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Fair value of level 3 investments at period end	$557,032	$557,032
Fair value assuming a 5% increase in value	584,884	584,884

Increase in unrealized appreciation	27,852	27,852
(Increase) in management fees	(52)	(52)
(Increase) in capital gains incentive fees (1)	(4,177)	(4,177)
Increase in net assets resulting from operations	$23,623	$23,623

Weighted average shares outstanding	15,408,512	13,297,224
Shares outstanding at the end of the period	17,956,365	17,956,365

Increase in earnings per share	$1.53	$1.78
Increase in net assets per share	$1.32	$1.32
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

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of September 30, 2022 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated. However, no assurance can be given that such hedging transactions will be effective.

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

Liquidity

The tables below present a summary of our liquidity position as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$43,549	$12,203
Unused borrowing capacity	89,000	190,000
Principal receivable	11,835	2,454
Unfunded investment commitments (1)	(14,678)	(19,136)
Other net working capital (2)	(37,311)	(403)
	$92,395	$185,118
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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I Facility	$364,000	$—	$—	$364,000	$—
Subscription Facility	147,000	147,000	—	—	—
Total Contractual Obligations	$511,000	$147,000	$—	$364,000	$—

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of September 30, 2022 86.1% of our debt investments (83.7% of our total investments), or $745.1 million measured at fair value, are subject to floating interest rates. Additionally, both of the SPV I Facility and the Subscription Facility are also subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for Income-Based Fee as described in Note 3.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2022. Interest expense is calculated based on the terms of the Financing Facility, using the outstanding balance as of September 30, 2022. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$26,498	$(15,587)	$10,911
Up 200 basis points	18,330	(10,477)	7,853
Up 100 basis points	10,162	(5,367)	4,795
Down 100 basis points	(6,175)	4,853	(1,322)
Down 200 basis points	(14,343)	9,963	(4,380)

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We have employed and may continue employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our credit facilities. Instead of entering into a foreign currency forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth in our Registration Statement on Form 10 filed with the SEC on March 8, 2022, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, which are accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results. For a discussion of our potential risks and uncertainties, see the information under the section entitled “Part I Item 1A. Risk Factors” in our Registration Statement on Form 10 filed with the SEC on March 8, 2022 and the section entitled “Part II Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to Note 9. Net Assets in this Report and our Current Report on Form 8-K filed on September 28, 2022 for a description of the issuance of our Common Stock for the three months ended September 30, 2022. Such issuance was part of our Private Offering pursuant to Section 4(a)(2) of the 1933 Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 11, 2022, the Company and U.S. Bank National Association (the “Custodian”) entered into the first amendment to the custody agreement (the “First Amendment to the Custody Agreement”). The terms and conditions of the First Amendment to the Custody Agreement are substantially identical to those of the custody agreement previously entered into by the Company and the Custodian on December 9, 2021 (the “Custody Agreement”), except for the Company’s name, due to the Company’s conversion to Maryland corporation, and Section 8.1 of the First Amendment to the Custody Agreement regarding fees. The Board approved the First Amendment to the Custody Agreement on November 8, 2022.

The foregoing description of the First Amendment to the Custody Agreement is a summary only and is qualified in its entirety by reference to the text of the First Amendment to the Custody Agreement, which is filed as Exhibit 10.5 hereto and is incorporated herein by reference.

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

10.5	First Amendment to the Custody Agreement between the Company and U.S. Bank National Association*
10.6

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

10.8

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

MSD Investment Corp.

Date:	November 14, 2022	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	November 14, 2022	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer