Form 10-K
period 2022-12-31
MSD Investment Corp.
filed 2023-03-24
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-K

_______________________________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

212-303-4728

(Registrant’s telephone number, including area code)

_______________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of March 23, 2023 was 24,728,043.

		Page
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	25
PART II.
Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Reserved	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Consolidated Financial Statements and Supplementary Data:	35
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	35
	Consolidated Statements of Assets and Liabilities as of December 31, 2022 and December 31, 2021	36
	Consolidated Statements of Operations for the Year Ended December 31, 2022 and for the Period December 21, 2021 (Commencement of Operations) through December 31, 2021	37
	Consolidated Statements of Changes in Net Assets for the Year ended December 31, 2022 and for the Period December 21, 2021 (Commencement of Operations) through December 31, 2021	38
	Consolidated Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period December 21, 2021 (Commencement of Operations) through December 31, 2021	39
	Consolidated Schedule of Investments as of December 31, 2022 and December 31, 2021	40
	Notes to Consolidated Financial Statements	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	62
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	62
PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	63
Item 13.	Certain Relationships and Related Transactions, and Director Independence	63
Item 14.	Principal Accountant Fees and Services	63
PART IV.
Item 15.	Exhibits and Consolidated Financial Statement Schedules	64
Item 16.	Form 10-K Summary	65
Signatures

i

CERTAIN DEFINITIONS

•
the terms “we,” “us,” “our,” and “Company” refer to MSD Investment, LLC prior to the Conversion (as defined below) and MSD Investment Corp. after the Conversion (as defined below);
•
the terms “Adviser” and “MSD” refer to MSD Partners, L.P., a Delaware limited partnership, in its capacity as our investment adviser; and the term “Administrator” refers to MSD Partners, L.P., a Delaware limited partnership, in its capacity as our administrator.

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
•
the continued impact of the COVID-19 pandemic and related changes in base interest rates and significant market volatility on our business and our portfolio companies (including our business prospects and the prospects of our portfolio companies, including the ability to achieve our and their business objectives), our industry and the global economy;
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
•
our limited operating history as a business development company (“BDC”);
•
our future operating results;
•
the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
•
our contractual arrangements and relationships with third parties;
•
the ability of our portfolio companies to achieve their objectives;
•
the adequacy of our cash resources, financing sources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•
our use of financial leverage;
•
risks related to the uncertainty of the value of our portfolio investments;
•
the impact of geopolitical conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, and other countries;
•
the impact that environmental, social, and governance matters could have on our brand and reputation and our portfolio companies;
•
the ability of MSD Partners, L.P. (the “Adviser”) to source suitable investments for us and to monitor and administer our investments;
•
the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•
our ability to qualify for and maintain our qualification as a regulated investment company (“RIC”) and as a BDC;
•
the effect of legal, tax and regulatory changes, including the Inflation Reduction Act of 2022 signed into law in August 2022; and
•
other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

PART I.

Item 1. Business.

General

We are a closed-end, externally managed, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). We were established as a Delaware limited liability company on February 18, 2021, and converted to MSD Investment, LLC, a Maryland limited liability company, on October 22, 2021. Prior to the Conversion (as defined below), the Company entered into purchase agreements with three affiliated entities (MSD Credit Opportunities Fund, L.P., MSD Credit Opportunities Master Fund, L.P., and SOF Investments II, L.P. (collectively, the “Funds”)) pursuant to which the Company agreed to acquire from the Funds certain investment assets (or participation interests therein pending re-documentation of the Portfolio in the name of the Company) (the “Portfolio”) for an aggregate cash purchase price equal to the fair value of such assets, plus accrued but unpaid interest as of the closing date, less any principal payments received between signing of the purchase agreements and the closing of the transactions contemplated thereby. The closing of the purchase of the Portfolio by the Company occurred on December 21, 2021. As consideration for the Portfolio, the Company paid the Funds an aggregate purchase price of $656.5 million. On December 28, 2021, the Company filed Articles of Conversion (and related Articles of Incorporation) with the Maryland Department of Assessments and Taxation in order to convert the Company from a Maryland limited liability company to a Maryland corporation named “MSD Investment Corp.” (the “Conversion”). In accordance with the Articles of Conversion and Maryland law, the Conversion became effective as of 12:01 a.m. on January 1, 2022 and, as result of the Conversion, each unit representing a portion of the membership interests of the Company prior to the effective time of the Conversion was automatically converted into one share of common stock, par value $0.001 per share, of the Company.

As a non-diversified investment company within the meaning of the 1940 Act, we will not be limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies.

In addition, we have elected, and intend to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).

The Adviser and the Administrator — MSD Partners, L.P.

MSD Partners, L.P. (the “Adviser”), a Delaware limited partnership, serves as the investment adviser of the Company. The Adviser is registered as an investment adviser with the SEC pursuant to the Advisers Act. The Adviser provides certain investment advisory and management services to the Company pursuant to an investment advisory agreement (the “Advisory Agreement”).

On October 19, 2022, the Adviser entered into a definitive business combination agreement with BDT & Company Holdings, L.P. pursuant to which the two companies agreed to combine their respective businesses to create an advisory and investment firm that will seek to serve the needs of family- and founder-led business owners and strategic, long-term investors.

MSD Partners, L.P., in its capacity as the administrator of the Company (the “Administrator”) serves as the administrator pursuant to an “Administration Agreement” between the Company and the Administrator. The Administrator may retain a sub-administrator to provide certain administrative services to the Company and enter in a sub-administration agreement.

Advisory Agreement

The Adviser is responsible for the overall management of the Company’s business and activities pursuant to the Advisory Agreement. The Adviser will manage the Company’s loans and day-to-day operations, subject at all times to the terms and conditions set forth in the Advisory Agreement and such further limitations or parameters as may be imposed from time to time by our Board. Under the Advisory Agreement, the Adviser has contractual responsibilities to the Company, including to provide the Company with a management team (whether our Adviser’s own employees or individuals for which our Adviser has contracted with other parties to provide services to its clients), who will be our executive officers, and members of the Investment Committee. The Adviser will use its commercially reasonable efforts to perform its duties under the Advisory Agreement.

Compensation of the Adviser

Management Fee. Pursuant to the Advisory Agreement, the Company will pay to the Adviser an annual management fee (the “Management Fee”), payable quarterly in arrears. Management Fees for any partial month or quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant month or quarter. The Management Fee shall be calculated as follows:

(i)
Prior to an initial public offering of the Company’s common stock and/or listing on a nationally recognized stock exchange (an “Exchange Listing”), the Management Fee shall be calculated at a rate of 0.1875% per quarter (0.75% per annum) of the Company’s average gross asset value at the end of the two most recently completed calendar quarters (or for the first quarter which the Company has operations, the average gross assets at the date of the initial drawdown from investors and the end of such calendar quarter), including assets purchased with borrowed funds or other forms of leverage (each, a “Credit Facility”) but excluding (i) cash and cash equivalents (as defined below) and (ii) undrawn commitments (commitments that are not yet property of the Company and therefore are not included in the calculation). “Cash equivalents” means U.S. government securities, money market fund investments, commercial paper instruments, and other similar cash equivalent investments maturing within one year of purchase.
(ii)
Following an Exchange Listing, the Management Fee will be calculated at a rate 0.3125% per quarter (1.25% per annum) of the Company’s average gross asset value including assets purchased with borrowed amounts under any credit facility but excluding cash and cash equivalents at the end of the two most recently completed calendar quarters (or for the first quarter following an Exchange Listing, the average gross assets as of the date of the Exchange Listing and the end of such calendar quarter).

Incentive Fee. Pursuant to the Advisory Agreement, the Company will pay to the Adviser an incentive fee (the “Incentive Fee”).

The Incentive Fee consists of two components that are independent of each other with the result that one component may be payable even if the other is not. A portion of the Incentive fee is based on the Company’s income (the “Income-Based Fee”) and a portion is based on the Company’s capital gains (the “Capital Gains Fee”), each is described below.

(i)
The Income-Based Fee will be determined and paid quarterly in arears based on the amount by which the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in any calendar quarter exceeds the “Hurdle Amount” (as defined below). The Hurdle Amount will be determined on a quarterly basis and will be calculated by multiplying 1.5% (6% annualized) by the Company’s net asset value at the beginning of each applicable calendar quarter.

The calculation of the Income-Based Fee for each quarter is as follows:

A. No Income-Based Fee shall be payable to the Adviser in any calendar quarter in which the Company’s aggregate Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Amount;

B. 100% of the Company’s aggregate Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 1.77% (7.06% annualized) by the Company’s net asset value at the beginning of each applicable calendar quarter. The Catch-Up Amount is intended to provide the Adviser with an incentive fee of 15% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches the Catch-Up Amount for any calendar quarter; and

C. For any quarter in which the Company’s aggregate Pre-Incentive Fee Net Investment Income exceeds the Catch-Up Amount, the Income-Based Fee shall equal 15% of the amount of the Company’s Pre-Incentive Fee Net Investment Income for such quarter, as the Hurdle Amount and Catch-Up Amount will have been achieved.

(ii)
The Capital Gains Fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement), commencing with the first calendar year ended after the Company elects to be treated as a BDC, and is calculated at the end of each applicable year by subtracting (a) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) the Company’s cumulative aggregate realized capital gains. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 15% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years commencing with the first calendar year ended after the Company elects to be treated as a BDC. If such amount is negative, then there is no Capital Gains Fee payable for such year. If the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee. The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation, in accordance with generally accepted account principals in the United States (“U.S. GAAP”), because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. In no event will the Capital Gains Incentive Fee calculated on unrealized appreciation be payable until such gains are realized, if at all.

“Pre-Incentive Fee Net Investment Income” shall mean interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the Management Fee, any expenses payable under the Administration Agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the Incentive Fee). In addition, “Pre-Incentive Fee Net Investment Income” shall include, in the case of investments with a deferred interest feature such as market discount, original issue discount (“OID”), debt instruments with payment-in-kind (“PIK”) interest, preferred stock with PIK dividends and zero-coupon securities, accrued income that the Company has not yet received in cash. For avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Examples of the quarterly incentive fee calculation are annexed to the Advisory Agreement. Such examples are included for illustrative purposes only and are not considered part of the Advisory Agreement. The fees payable under the Advisory Agreement for any partial period will be appropriately prorated.

Both the calculation of the Management Fee and the Income-Based Fee will be appropriately adjusted for any capital calls done by the Company during the quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter).

For purposes of computing the Income-Based Fee and the Capital Gains Fee, the calculation methodology will look through derivative financial instruments or swaps as if the Company owned the reference assets directly, in the manner described above. With respect to the calculation of quarterly Pre-Incentive Fee Net Investment Income for purposes of calculating the Income-Based Fee, net interest, if any, associated with a derivative or swap (which is defined as the difference between (i) the interest income and transaction fees received in respect of the reference assets of the derivative or swap and (ii) all interest and other expenses paid by us to the derivative or swap counterparty) will be included in calculating the Income-Based Fee. The notional value of any such derivatives or swaps is not used for these purposes. With respect to the calculation of the Capital Gains Fee, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative or swap, will be included on a cumulative basis in calculating the Capital Gains Fee.

The following is a graphical representation of the quarterly calculation of the Incentive Fee:

Administration Agreement

Pursuant to the Administration Agreement, the Administrator will furnish the Company with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. The Administrator will perform, or oversee the performance of, our required administrative services, which include, among other things, assisting the Company with the preparation of the financial records that the Company is required to maintain and with the preparation of reports to shareholders and reports filed with the SEC. The Administrator will also assist the Company in determining and publishing our net asset value (“NAV”), overseeing the preparation and filing of tax returns, printing and disseminating reports to shareholders and generally overseeing the payment of expenses and the performance of administrative and professional services rendered to the Company by others. At the request of the Adviser, the Administrator will also provide (or cause to be provided) managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance.

The Board

The business and affairs of the Company are managed under the direction and oversight of the Board. The Board consists of four members, three of whom are Independent Directors. The Board appoints the officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly valuation of the Company’s assets, corporate governance activities, oversight of the Company’s operations, financing arrangements, investment activities, and risk management.

The Board reviews risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Company’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of the Company’s investments.

The Board has established an Audit Committee, a Pricing Committee and a Nominating and Corporate Governance Committee.

Employees

We do not currently have any employees and do not expect to have any employees in the future. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Advisory Agreement and the Administration Agreement. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.

Investment Strategy

Investment Objective

The Company’s investment objective is to maximize dividend yields by investing in a broad range of portfolio companies, primarily investing in senior secured loans and notes where we believe the probability of losses are limited. The Advisor expects to execute this strategy by continuing its long history of leveraging its network to source and diligence what we believe to be attractive opportunities across a broad range of industries. The strategy will be executed by a team of experienced investment professionals who have more than a 20-year history of successfully deploying capital in both liquid and illiquid opportunities. The Company may invest in non-U.S. investments, convertible securities, structured investments (including junior and equity tranches) and real estate on a limited basis, if at all.

The portfolio will be comprised primarily of senior secured loans and notes sourced in both the private and more broadly syndicated markets. While the Company will focus primarily on investing in senior secured loans, it has a flexible mandate that allows it to invest across the capital structure, including, first and second lien debt, notes, bonds, preferred and mezzanine securities and, on a limited basis, equities. First-lien debt may include traditional first-lien senior secured loans or unitranche loans that combine the characteristics of traditional first lien senior secured loans with second lien and subordinated loans. Unitranche loans are often a potentially attractive way to mitigate downside risk because of their seniority in the capital structure, while potentially realizing higher returns by providing more leverage than would be typical for traditional first lien senior secured debt.

The Company will source opportunities by leveraging MSD’s broad network and reputation. MSD invests across a wide range of industries and asset classes and has an extensive network that spans most industries.

The Company’s strategy will be principally executed by the Adviser’s credit team (the “Credit Team”), led by senior investment professionals with an average of 25 years of experience in sourcing and investing, and 15 years working together as a team. The senior investment professionals of the Company have demonstrated investment expertise throughout the lifecycle of credit markets. As a consequence, the Company is well positioned to invest across a wide array of industries and opportunities. The team has a highly disciplined, fundamental, research-intensive approach to investing, where downside risk assessment is central to each investment decision.

Target Investment Criteria

The Company focuses on sourcing opportunities in businesses that tend to exhibit some or all of the following characteristics:

•
History of Predictable, Positive Free Cash Flow. We seek to invest in companies that have a multi-year history of positive free cash flow that can be identified from audited financial statements. We attempt to manage adjustments when evaluating the predictability of cashflow streams as we believe that history can be a strong indicator of future performance.
•
Experienced Management Teams. We seek to invest in companies with management teams that have a successful history managing businesses in their respective industries. We perform reference checks on key members of management and frequently develop relationships with management teams that are helpful in allowing us to monitor performance and anticipate future financing needs.

•
Flexible Cost Structure. In our experience, companies with flexible cost structures provide a higher degree of downside protection than those with a high degree of operational leverage. As a result, we look to invest in businesses where cost structures are more variable in nature.
•
Defensive Industries. We seek to invest in companies in defensive industries that can succeed throughout economic environments. In instances where we have been exposed to more cyclical industries, we have focused on lower loan-to-value opportunities collateralized by hard assets or long-term contractual cash flows with high quality counterparties.
•
Reasonable Leverage. We seek to invest in businesses whose owners and management teams are focused on reasonable leverage relative to both the asset value and cash flow generation in all operating environments, avoiding businesses whose business models and economics depend heavily on leverage.
•
Regulatory certainty. We seek to invest in opportunities that exhibit a stable regulatory environment, and where changes in regulations are unlikely to materially impact the value of our collateral and cash flows of the business.
•
Low competitive intensity. We have historically preferred investing in businesses in industries where competition is low, and barriers to entry are high, resulting in less price competition, the ability to pass through inflationary costs, and generally higher margins and return on assets.

The industry composition of investments at fair value as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022	December 31, 2021
Aerospace & Defense	7.04%	2.99%
Automobile	0.20	0.52
Beverage, Food & Tobacco	1.92	—
Capital Equipment	5.16	—
Chemicals, Plastics & Rubber	3.91	6.29
Consumer goods: Non-durable	5.47	7.22
Energy: Oil & Gas	7.03	14.59
Healthcare & Pharmaceuticals	9.01	1.85
High Tech Industries	3.39	—
Hotel, Gaming & Leisure	6.58	2.36
Media: Advertising, Printing & Publishing	4.60	6.69
Media: Diversified & Production	9.21	10.62
Metals & Mining	0.32	—
Retail	2.33	3.67
Services: Business	12.90	10.85
Services: Consumer	16.62	14.01
Telecommunications	2.14	5.27
Transportation: Consumer	—	5.23
Wholesale	2.17	7.84
Total	100.00%	100.00%

Target Portfolio Characteristics

The Company aims to construct a unique and diversified portfolio comprised of senior secured loans, which may include “covenant-lite” loans (as defined below), to deliver high current yield with a compelling risk-reward profile. The portfolio may deviate from these long-term portfolio targets at various points in time due to market conditions and available investment opportunities.

•
Leverage of AUM
•
Mix of liquid and private loans
•
5% gross exposure individual investment limit
•
>80% senior secured and unitranche loans
•
>80% floating rate loans
•
Debt maturities generally ranging from 3 to 8 years

There are no restrictions on the credit quality of the investments that the Company may make. Securities in which the Company may invest may be deemed by rating companies to have substantial vulnerability to default in payment of interest and/or principal. Other securities may be unrated. Lower-rated and unrated securities in which the Company may invest have large uncertainties or major risk exposures to adverse conditions, and are considered to be predominantly speculative. Generally, such securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal.

Types of Principal Investments

First Lien Senior Secured Loans. These loans are generally the most senior financing in the capital structure, supported by first-priority liens on all or substantially all of the Portfolio Company’s collateral. First lien senior secured loans generally allow the borrower to defer the majority of principal repayments to the end of the loan term, and as a result there is a risk of loss if the borrower is unable to pay the lump sum or refinance the principal amount owed at maturity. In some instances we may structure these loans to provide for loan amortization of varying amounts over the loan term, excess cash flow sweeps, and sweeps on proceeds from asset sales.

Unitranche Loans. These loans are also generally characterized by being the most senior financing in the capital structure, supported by first-priority liens on all or substantially all of the Portfolio Company’s collateral. These loans differ from First Lien Senior Secured Loans in that they generally provide incremental proceeds to the borrower (beyond what a typical First Lien Senior Secured Loan would provide). In return, lenders generally receive a higher return on these loans. Unitranche loans generally allow the borrower to defer the majority of principal repayments to the end of the loan term, and as a result there is a risk of loss if the borrower is unable to pay the lump sum or refinance the principal amount owed at maturity. In some instances, we may structure these loans to provide for loan amortization of varying amounts over the loan term, excess cash flow sweeps, and sweeps on proceeds from asset sales.

Second Lien Loans. These loans are generally characterized by a second-out position in the capital structure, supported by second-priority liens on all or substantially all of the Portfolio Company’s collateral. Once all first lien loans have been repaid, remaining proceeds generally accrue to paying back the second lien loans before repayment of any other liabilities.

Preferred Investments. In a limited number of cases, the Company may make preferred investments in Portfolio Companies where we believe there is attractive downside protection relative to the opportunity to achieve higher rates of return. Returns may come in the form of a fixed rate of interest, or in the form of capital appreciation through a conversion feature. These investments are typically structured in a senior position to common equity and may impose restrictions on the Portfolio Company meant to protect our downside.

Equity Investments. In a limited number of cases, the Company may make equity investments in Portfolio Companies where we believe the potential returns are attractive and there is significant potential to enhance the overall yield to our investors.

The composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2022 was as follows:

	December 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$774,611	$748,545	76.25%	$484,704	$486,044	70.20%
Second lien debt	227,937	210,926	21.48	144,892	145,396	21.00
Unsecured debt	—	—	0.00	36,093	36,220	5.23
Preferred equity	28,519	22,267	2.27	25,043	24,697	3.57
Total investments	$1,031,067	$981,738	100.00%	$690,732	$692,357	100.00%

MSD Advantage

We believe the Company is uniquely positioned to generate compelling risk-adjust returns in its target market for the following reasons:

•
MSD’s Broad & Integrated Platform. MSD has built a strong reputation and established itself as a leading investor in credit, real estate equity, private equity and growth equity. MSD’s investment teams operate on an integrated platform and are able to work closely together and consistently share ideas. This allows the Credit Team to leverage MSD’s network and knowledge base to pursue attractive investment opportunities and diligence a wide range of industries and companies. Additionally, the MSD investment teams are supported by an established infrastructure of legal, accounting, tax, IT, human capital and fundraising professionals. MSD considers its legal transactional team to be a unique differentiator in deal structuring and diligence.
•
Credit Team’s Extensive Experience. The leadership of the Credit Team been making direct investments in credit since 2002 and therefore has experience through cycles and across credit markets. The Credit Team is comprised of experienced professionals: the four portfolio managers average 25 years of industry experience and are supported by a team of 17 professionals averaging 12 years of industry experience. Additionally, the team is purposely made up of individuals with diverse investment backgrounds (private equity, venture capital, legal, accounting, consulting, etc.), which helps build a fulsome understanding of investment opportunities and risks.
•
Reputation as a Solutions Provider. The leadership of the Credit Team has been providing loans for over 20 years and through its history has built long-standing relationships with borrowers, advisors and management teams. MSD has built a reputation for providing creative solutions to efficiently meet the financing requirements of borrowers. As a result, borrowers often seek out MSD and think of it as a competitive advantage to have MSD in their capital structure over other lenders.
•
Value-Add to our Partners. The Credit Team is actively involved with its borrowers and is known for being a constructive partner who can use its extensive network to recruit best-in-class board members, management and operators. We are not just a capital provider, we are a long-term partner.
•
Unique Sourcing Capabilities. MSD is able to source unique investment opportunities resulting from MSD’s strong brand and network, the Credit Team’s longstanding experience and expertise, and our reputation for being a solutions provider and partner. In the private credit markets we have sourced attractive opportunities because our unique capital base and constructive approach make us a desirable long-term partner. Similarly, in the liquid credit markets we leverage our vast network and knowledge base to uncover attractive opportunities across sectors and win substantial allocations.

Investment Process

Origination / Pre-Screen. The Credit Team will source opportunities through the team and MSD’s network of relationships with companies, brokers, and private equity firms. We believe these relationships and the brand that MSD has built enables us to maximize deal flow, engage in a highly selective investment process, and provide the Company the opportunity to construct a well- diversified portfolio. In this stage, we screen for opportunities that fit our Target Investment Criteria. The process begins with the investment team reviewing offering memorandum and other high-level information. The team leverages its existing knowledge base, and works with other MSD investment teams (e.g., private equity, real estate, growth equity, etc.) to understand work that has previously been performed in evaluating similar businesses or the relevant industry. In this stage, the team also discusses high level economic terms and structure. The process concludes with a discussion among the team to decide whether to proceed with the opportunity. If the decision is made to pursue the opportunity, our team will begin evaluating the credit in detail.

Credit Evaluation. Once the decision has been made to move forward with an investment opportunity, a team of investment professionals will begin the formal due diligence process. This may include signing a confidentiality agreement or non-disclosure agreement to gain access to relevant financial and operational data for the underlying company. The investment team, which is generally composed of a Portfolio Manager, and two other team members (the “Investment Team”), may attend meetings or phone calls with the prospective company’s management team, review historical audits, review forecasted financials information and third-party diligence reports, conduct independent research, engage experts in the relevant industry, and perform an analysis of base case and downside scenarios. The team also contacts MSD’s legal department to discuss the transaction, and gain insight into key issues that might be relevant in evaluating the credit and negotiating the terms. Throughout this process, the Investment Team and the portfolio managers communicate on a regular basis to discuss any diligence findings that materially alter the initial thesis. If we do not find a material issue in our underwriting process, and we are selected by the counterparty, we will move to the documentation stage.

Documentation. Once we move to definitive documentation, we engage our internal team of lawyers who – along with select third-party counsel with relevant sector expertise – work closely with the deal team to ensure that the documents reflect the Company’s agreement with the borrower.

Investment Monitoring. Once an investment has closed, the team that completed the underwriting will generally remain in charge of monitoring the investment. We take an active approach to monitoring all of our investments, including quarterly calls with management, updating internal financial and operational performance tracking, and evaluating comparable companies’ performance to benchmark the performance of our underlying portfolio companies. We hold weekly meetings with the Credit Team to discuss our portfolio companies, and we hold weekly meetings with the entire firm where we discuss macroeconomic news that may impact our individual portfolio companies.

Exit Strategies / Refinancing. While we generally expect to exit most investments through the refinancing or repayment of our debt, we may also engage in secondary market sales of investments.

Risk Ratings

We monitor the operational and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments in the underlying company or industry that may alter any material element of our original investment thesis. We discuss each position at least once quarterly to ensure the Investment Team, and the portfolio managers, are apprised of any material developments and to determine any required portfolio management actions.

We utilize an investment rating system to monitor the credit profile of our underlying portfolio companies. We use a five-level ratings scale to classify individual investments.

•
Investment Rating 1 – Investment is performing materially above expectations;
•
Investment Rating 2 – Investment is performing above expectations;
•
Investment Rating 3 – Investment is performing materially with expectations. All new loans received a rating of 3 at initial investment;
•
Investment Rating 4 – Investment is performing materially below expectations. Investments with a rating of 4 receive more frequent attention from our team as the risks of impairment have increased substantially since investment. Loss of principal is not expected, however there may be lost interest; and
•
Investment Rating 5 – Investment is performing materially below expectations and there is a high probability of impairment. Loss of principal and interest is probable.

The following table shows the investment rankings of the debt investments in our portfolio as of December 31, 2022:

	As of December 31, 2022
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	116,109	11.8	7
3	859,792	87.6	44
4	5,837	0.6	2
5	—	0.0	—
	$981,738	100.0%	53

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering (“IPO”) or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the 1934 Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards.

The Private Offering

Pursuant to a private offering, we are offering shares of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). There will be no limit on the number of shares or the amount of capital raised in connection with the Private Offering. Each investor will make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing in the Private Offering, investors will be required to purchase additional shares up to the amount of their respective unfunded capital commitments. As discussed above, the Initial Closing Date of the Private Offering occurred during the fourth quarter of 2021. Subsequent Closings are expected to occur from time to time as determined by the Company.

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to the Company’s business are any of the following:

1.
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.
is organized under the laws of, and has its principal place of business in, the United States;
b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.
satisfies any of the following:
i.
does not have any class of securities that is traded on a national securities exchange;
ii.
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.
is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million;
2.
Securities of any eligible portfolio company controlled by the Company;
3.
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements;
4.
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company;
5.
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities; or
6.
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
a.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. A BDC must also offer to make available to the issuer of the qualifying assets significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. The Administrator or its affiliate provides such services on our behalf to portfolio companies that accept our offer of managerial assistance.

Temporary Investments. Pending investment in other types of qualifying assets, as described above, the Company’s investments can consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of the Company’s assets would be qualifying assets.

Issuance of Warrants, Options or Rights. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of stock that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Senior Securities; Asset Coverage Ratio. The Company is generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% (i.e., we can borrow $2 for every $1 of equity), if certain requirements are met. In connection with the organization of the Company, the Board and the Company’s initial shareholder authorized the Company to adopt the 150% Asset Coverage Ratio.

In addition, while certain types of senior securities remain outstanding, the Company will be required to make provisions to prohibit the payment of any dividend distribution to our shareholders or the repurchase of such shares unless we meet the applicable Asset Coverage Ratio at the time of the dividend distribution or repurchase. The Company will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes, which borrowings would not be considered senior securities. The Company’s borrowings, whether for temporary purposes or otherwise, are subject to the asset coverage requirements of section 61(a)(1) of the 1940 Act.

Code of Ethics. The Company and the Adviser are each subject to a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s officers and the Adviser’s employees. The Company has also adopted a separate code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s independent directors. Individuals subject to these codes are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with such code’s requirements. You may obtain copies of these codes of ethics by e-mailing our Adviser at legal&compliance@msdpartners.com, or by writing to our Adviser at Investor Relations investorrelations@msdpartners.com . The code of ethics is also available on the EDGAR database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Affiliated Transactions. The Company may be prohibited under the 1940 Act from conducting certain transactions with its affiliates without the prior approval of our independent directors and, in some cases, the prior approval of the SEC.

The Company expects to co-invest on a concurrent basis with other affiliates of the Company and the Adviser, unless doing so would be impermissible under existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to the Company and its affiliates, and the allocation procedures of MSD. On February 16, 2022, the Adviser, the Company, and certain other funds and accounts sponsored or managed by the Adviser and/or its affiliates were granted an order (the “Order”), which was amended on August 31, 2022, that permits the Company to co-invest in portfolio companies with certain funds and entities managed by the Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Order. The Company believes that the ability to co-invest with similar investment structures and accounts sponsored or managed by the Adviser and its affiliates will provide additional investment opportunities and the ability to achieve greater diversification. Pursuant to the Order, we are permitted to co-invest with our affiliates if a ‘‘required majority’’ (as defined in Section 57(o) of the 1940 Act) of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our shareholders and is consistent with our then-current investment objective and strategies. The Board will regularly review the allocation policy of MSD.

Other. The Company will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the 1934 Act.

The Company is also required to provide and maintain a bond issued by a reputable fidelity insurance company to insure against larceny and embezzlement. Furthermore, as a BDC, the Company is prohibited from protecting any director or officer against any liability to shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

The Company is also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

The Company is not permitted to change the nature of its business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of its outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Proxy Voting Policies and Procedure

We have delegated our proxy voting responsibility to the Adviser. A summary of the Proxy Voting Policies and Procedures of our adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote securities held by its clients in a timely manner free of conflicts of interest. These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser votes proxies relating to our portfolio securities in the best interest of Shareholders. The Adviser reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on our investments. Although it generally votes against proposals that may have a negative impact on our investments, it may vote for such a proposal if there exists compelling long-term reasons to do so. The proxy voting decisions of the Adviser are made by the senior investment professionals who are responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to a managing member of the Adviser any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information about how we voted proxies by making a written request for proxy voting information to: MSD Investment Corp., One Vanderbilt Avenue, 26th Floor, New York, NY 10022-5910.

Privacy Policy

We are committed to maintaining the privacy of our Shareholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we may have access to, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our Shareholders, although certain non-public personal information of our Shareholders may become available to us. We do not disclose any non-public personal information about our Shareholders or former shareholders to anyone, except as permitted by law or as is necessary in order to service Shareholder accounts (for example, through a transfer agent or third-party administrator).

We restrict access to non-public personal information about our Shareholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our Shareholders.

Reporting Obligations

We will furnish our Shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are filing this Registration Statement with the SEC voluntarily with the intention of establishing the Company as a reporting company under the Exchange Act. Upon the effectiveness of this Registration Statement, we will be required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at http://www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov

Taxation as a Regulated Investment Company

We have elected, and intend to qualify annually thereafter, to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. Rather, dividends distributed by us generally will be taxable to our shareholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our shareholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we must timely distribute to our shareholders, for each taxable year, at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

If the Company:

•
qualifies as a RIC; and
•
satisfies the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our shareholders. If we fail to qualify as a RIC, we will be subject to U.S. federal income tax at regular corporate rates on our income and capital gains not distributed (or deemed distributed) to our shareholders.

We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any ordinary income and net capital gain that we recognized in preceding years, but were not distributed during such years and on which we did not pay U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to make distributions to our shareholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•
derive in each taxable year at least 90.0% of gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to the business of investing in such stock or securities (the “90% Income Test”); and
•
diversify our holdings so that at the end of each quarter of the taxable year:
o
at least 50.0% of the value of its assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of its assets or more than 10.0% of the outstanding voting securities of the issuer; and
o
no more than 25.0% of the value of its assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

For U.S. federal income tax purposes, the Company may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), it must include in its taxable income in each year the portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in its taxable income other amounts that it has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because original issue discount or other amounts accrued will be included in the Company’s investment company taxable income for the year of accrual and before the Company receives any corresponding cash payments, it may be required to make a distribution to shareholders in order to satisfy the Annual Distribution Requirement, even though it would not have received any corresponding cash payment.

Accordingly, to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to U.S. federal income tax at corporate rates (and any applicable state and local taxes).

We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our Shareholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our Shareholders while our debt obligations and other senior securities are outstanding unless certain ‘‘asset coverage’’ tests are met. Limits on distributions to our Shareholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4.0% U.S. federal excise tax.

Although the Company does not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our shareholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, the Company’s ability to dispose of assets may be limited by (i) the illiquid nature of its portfolio and/or (ii) other requirements relating to its status as a RIC, including the Diversification Tests. If the Company disposes of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, it may make such dispositions at times that, from an investment standpoint, are not advantageous. If the Company is unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, it may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of the Company’s investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause the Company to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. The Company will monitor its transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If Company expenses in a given year exceed investment company taxable income, the Company would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, the Company may, for tax purposes, have aggregate taxable income for several years that it is required to distribute and that is taxable to shareholders even if such income is greater than the aggregate net income it actually earned during those years. Such required distributions may be made from cash assets or by liquidation of investments, if necessary. The Company may realize gains or losses from such liquidations. In the event the Company realizes net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Failure to Qualify as a RIC

If we fail to qualify for treatment as a RIC, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our shareholders. If we have qualified as RIC and then we subsequently fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require us to pay certain U.S. federal income taxes at corporate rates or to dispose of certain assets). If we fail to qualify for treatment as a RIC and such relief provisions do not apply to us, we will be subject to U.S. federal income tax on all of our taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our shareholders. In any taxable year that we do not qualify as a RIC, distributions would not be required and, if distributions were made, any such distributions would be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, any such distributions would be eligible for the 20.0% maximum rate applicable to non-corporate taxpayers, and corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. The term “return of capital” merely means distributions in excess of our earnings and as such may constitute a return on an investor's individual investments and does not mean a return on capital.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-year period after our requalification as a RIC, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our qualification or requalification as a RIC.

Item 1A. Risk Factors.

Investing in our common stock involves significant risks. An investor should consider, among other factors, the risk factors set forth below, which are subject to (or, if applicable, modified by) the requirements and obligations described in the Subscription Agreement before making a decision to purchase our common stock. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Summary of Principal Risk Factors

The following is a summary of the principal risks that you should carefully consider before investing in our securities.

We are subject to risks related to our business and structure, including, but not limited to, the following:

•
We have a limited operating history as a BDC.
•
Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
•
We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.
•
Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
•
We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.
•
The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
•
Regulations governing our ownership of loans, as well as uncertainty surrounding such regulation, may affect our ability to invest efficiently, which could negatively impact our business and results of operations.
•
We are subject to risks related to corporate social responsibility.
•
We are subject to litigation risk associated with our business operations.

We are subject to risks related to an investment in our Shares, including, but not limited to, the following:

•
A shareholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
•
Certain provisions of our charter and actions of our Board could deter takeover attempts and have an adverse impact on the value of shares of our common stock.
•
Investing in our securities involves a high degree of risk.

We are subject to risks related to our investments, including, but not limited to, the following:

•
Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•
Our investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•
A lack of liquidity in our investments may adversely affect us.
•
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•
Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold, which could harm our operating results.

•
We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interest in our portfolio companies.
•
International investments create additional risks.
•
Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

We are subject to risks related to the economy, including, but not limited to, the following:

•
The COVID-19 pandemic has caused severe disruptions in the U.S. economy and has disrupted financial activity in the areas in which we or our portfolio companies operate.
•
Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, may create and/or exacerbate risks.
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.

We are subject to risks related to our Adviser and its affiliates, including, but not limited to, the following:

•
The Adviser and its affiliates may face conflicts of interest, which could result in increased risk-taking by us.
•
Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.
•
We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.
•
Because our business model depends to a significant extent upon our Adviser’s relationships with corporations, financial institutions and investment firms, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•
We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•
Our ability to enter into transactions with our affiliates is restricted.

We are subject to risks related to U.S. federal income tax including, but not limited to, the following:

•
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain qualification as a RIC under Subchapter M of the Code.
•
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

Risks Related to Our Business and Structure

We have a limited operating history as a BDC.

We commenced operations as a private fund on February 18, 2021, and elected to be treated as a BDC on December 29, 2021. Accordingly, we have a limited operating history as a BDC and have and will continue to rely upon the investment experience of the personnel of our Adviser for our success. There can be no assurance that we will achieve the results achieved by firms with similar strategies managed by MSD or its affiliates. Past performance should not be relied upon as an indication of future results. Moreover, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of an investor’s investment could decline substantially, or that the investor will suffer a complete loss of its investment in us.

The Adviser and the members of the management team have no prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Adviser, its affiliates, and the members of the management team in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser’s and the members of the management team’s limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, fail to attract or retain talent, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.

We do not have any employees, and we have no internal management capacity other than our appointed executive officers. Accordingly, we are dependent upon the investment expertise, skill and network of business contacts of our Adviser to actively manage our investment portfolio and to achieve our investment objective. Our Adviser will evaluate, negotiate, execute, monitor, and service our investments. Our success will depend to a significant extent on the continued service and coordination of our Adviser, including its key professionals, to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, and providing competent, attentive and efficient services to us depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.

In addition to the above dependencies, the Adviser’s investment professionals are actively involved in managing the investment decisions of other funds, as well as investment decisions of other clients of MSD. Accordingly, these investment professionals will have demands on their time for the investment, monitoring and other functions of other funds and other clients advised by the Adviser. See “Risks Related to our Adviser and its Affiliates -- We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.” There can be no assurance that the Adviser’s investment professionals will continue to be associated with the Adviser throughout our life, and the failure to attract or retain such investment professionals could have a material adverse effect on us and our Shareholders, including, for example, by limiting the Adviser’s ability to pursue particular investment strategies discussed herein. Competition in the financial services industry for qualified employees is intense, and there is no guarantee that the talents of the Adviser’s investment professionals could be replaced. Our continued ability to effectively manage our portfolio depends on the Adviser’s ability to attract new employees and to retain and motivate its existing employees.

We rely on a substantial number of personnel of MSD, counterparties and other service providers. Accordingly, risks associated with errors of such personnel are inherent in our business and operations. Further, misconduct by such personnel could cause significant losses. MSD employee misconduct may include binding us to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities or concealing unsuccessful trading activities (which, in either case, may result in unknown and unmanaged risks or losses). Losses could also result from misconduct by such personnel, including, without limitation, failing to recognize trades and misappropriating assets. In addition, such personnel may improperly use or disclose confidential information. Any misconduct by such personnel could result in litigation or serious financial harm to us, including limiting our business prospects or our future marketing activities. Although the Adviser and its affiliates will adopt measures to prevent and detect employee misconduct and to transact with reliable counterparties and third party providers, such measures may not be effective in all cases.

Finally, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice, without penalty, by the vote of a majority of our Board of directors. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we have in the future intend to borrow from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds will have fixed dollar claims on our assets that are superior to the claims of common Shareholders, and we would expect such lenders to seek recovery against its assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of a Credit Facility and any borrowing facility or other debt instrument that we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on its common stock or preferred stock. Our ability to service any debt will depend largely on its financial performance and will be subject to prevailing economic conditions and competitive pressures.

We are required to meet a coverage ratio of total assets to total borrowings and other senior securities of at least 150%. As a BDC, we are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that it may issue in the future, of at least 200%. If this ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot ensure that we will be able to obtain credit at all or on terms acceptable to us.

Finally, a Credit Facility will, and any future debt facilities may, impose financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code.

Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.

The Company intends to enter into one or more Credit Facilities following the completion of this offering. The closing of a Credit Facility is contingent on a number of conditions including, without limitation, the closing of this offering and the negotiation and execution of definitive documents relating to such Credit Facility. If the Company is successful in securing a Credit Facility, the Company intends to use borrowings under such Credit Facility to make additional investments and for other general corporate purposes. However, there can be no assurance that the Company will be able to close a Credit Facility or obtain other financing.

In the event the Company defaults under a Credit Facility or any other future borrowing facility, the Company’s business could be adversely affected as the Company may be forced to sell a portion of its investments quickly and prematurely at what may be disadvantageous prices in order to meet outstanding payment obligations and/or support working capital requirements under such Credit Facility or such future borrowing facility, any of which would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the relevant Credit Facility or such future borrowing facility could assume control of the disposition of any or all of the Company’s assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. As part of certain Credit Facilities, the right to make capital calls of Shareholders may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such Credit Facility. To the extent such an event of default does occur, Shareholders could therefore be required to fund any shortfall up to their remaining capital commitments, without regard to the underlying value of their investment.

We are exposed to risks associated with changes in interest rates, including the decommissioning of LIBOR and the implementation of alternatives to LIBOR, such as SOFR.

Because we may borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

In 2022, the U.S. Federal Reserve began raising short-term interest rates and is expected to further increase the federal funds rate in 2023. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, while the majority of our portfolio company debt investments are based on the Prime rate and not LIBOR, in connection with the cessation of LIBOR, we may need to renegotiate credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR, if any, to provide for an alternative reference rate, to the extent they do not already provide for as much upon the cessation of LIBOR, which may have an adverse effect on our overall financial condition or results of operations. Furthermore, our borrowings under the KeyBank Credit Facility generally bear interest at a rate related to LIBOR, but its terms provide for the replacement of LIBOR with SOFR no later than July 1, 2023 or the date that the FCA permanently or indefinitely ceases to provide LIBOR rates, if earlier. In addition, the transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

In December 2022, the FASB issued an update to Topic 848 - officially pushing back the sunset date for LIBOR transition from December 31, 2022, to December 31, 2024. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, an index calculated by short-term repurchase agreements, backed by Treasury securities. It is unknown whether a SOFR reference rate will attain market acceptance as a replacement for LIBOR. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

The Company will not generally be able to issue and sell its Common Stock at a price below its then-current net asset value per share. Pursuant to Section 23 of the 1940 Act, the Company is required to determine the net asset value of its shares within 48 hours prior to the sale of its shares. The Company may, however, sell Common Stock, or warrants, options or rights to acquire the Company’s Common Stock, at a price below the then-current net asset value per share of the Company’s Common Stock if the Board determines that such sale is in the Company’s best interests, and if Shareholders approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common

Stock or senior securities convertible into, or exchangeable for, its Common Stock, then the percentage ownership of Shareholders at that time will decrease, and Shareholders may experience dilution.

The credit markets are volatile and the availability of, and commercially reasonable terms associated with, indebtedness may be difficult to ascertain. Because of this, there can be no assurance that the Company will be able to obtain indebtedness or that indebtedness will be accessible by the Company at any time. If indebtedness is available to the Company, there can be no assurance that such indebtedness will be on terms favorable to the Company and/or terms comparable to terms obtained by competitors, including with respect to interest rates. The terms of any indebtedness are expected to vary based on the counterparty, timing, size, market interest rates, other fees and costs, duration, advance rates, eligible investments, ability to borrow in currencies other than the U.S. dollar and Investor creditworthiness and composition. Moreover, market conditions or other factors may cause or permit the amount of leverage employed by the Company to fluctuate over their life. Furthermore, the Company may seek to obtain indebtedness on an investment-by-investment basis and leverage may not be available or may be available on less desirable terms in connection with particular investments.

Regulations governing our ownership of loans, as well as uncertainty surrounding such regulation, may affect our ability to invest efficiently, which could negatively impact our business and results of operations.

Certain state laws, public policy and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the servicing and collection of principal and/or interest on the loans owned by or otherwise underlying the Company’s investments.

The loans may also be subject to U.S. federal laws, including:

•
the U.S. federal Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to the borrowers regarding the terms of loans;
•
the Equal Credit Opportunity Act and Regulation B promulgated thereunder, which prohibit discrimination on the basis of age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act, in the extension of credit; and
•
the Fair Credit Reporting Act, which regulates the use and reporting of information related to the borrower’s credit experience.

Violations of certain provisions of these U.S. federal laws may limit the ability of the applicable loan servicer to collect all or part of the principal of or interest on the loans. In addition, violations of certain provisions of these U.S. federal laws could subject the Company to damages and administrative enforcement and could result in the borrowers rescinding such loans against either the Company or subsequent holders of such loans.

Owning loans involves the collection of numerous accounts and compliance with various U.S. federal, state and local laws that regulate consumer lending. Owners of loans and servicers may be subject from time to time to various types of claims, legal actions (including class action lawsuits), investigations, subpoenas and inquiries in the course of their business. It is impossible to predict the outcome of any particular actions, investigations or inquiries or the resulting legal and financial liability. If any such proceeding were determined adversely to the Company or any of its affiliates or any other servicer and were to have a material adverse effect on its financial condition, the ability of such servicer to service the loans could be impaired.

The Company may purchase loans that either are subject to regulatory scrutiny or are so new that no clear legal guidelines have been established with respect to the regulation and compliance of such businesses with existing laws, rules and regulations. Therefore, there will be little or no legal authority or precedent governing the practices of the sellers of those loans or, in fact, of the status of those loans. While the Adviser believes that each loan purchased by the Company will be in compliance with applicable laws, rules and regulations, in many cases it might not be possible for the Company to be certain that this is the case or that the loans otherwise will not be subject to regulatory or civil challenge. Moreover, although the Adviser will seek to ensure that borrowers operate their businesses in accordance with applicable law, there can be no assurance that each such business will continue to be so operated or that the law will remain constant or that government regulators or civil litigants will not challenge the legality of the business operations of the borrowers subject to the loans purchased by the Company.

We are subject to risks related to corporate social responsibility

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. ESG issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation. Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

We may face increasing pressures from investors, lenders and other market participants, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us. If we do not meet these standards, our business and/or our ability to access capital could be harmed.

Additionally, certain investors and lenders may exclude companies, such as us, from their investing portfolios altogether due to environmental, social and governance factors. These limitations in both the debt and equity capital markets may affect our ability to grow as our plans for growth may include accessing the equity and debt capital markets. If those markets are unavailable, or if we are unable to access alternative means of financing on acceptable terms, or at all, we may be unable to implement our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our then indebtedness. Further, it is likely that we will incur additional costs and require additional resources to monitor, report and comply with wide ranging ESG requirements. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented commercial banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources (including deposits) that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to tax as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer.

The competitive pressures we face may have a material adverse effect on our financial condition, results of operations and cash flows. We believe that some competitors may make loans with rates that are comparable or lower than our rates. We may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

In addition, we believe a significant part of our competitive advantage stems from the fact that the market for investments in small, fast-growing, private companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.

We are subject to litigation risk associated with our business operations.

Should we need to collect on a defaulted loan, litigation could result. There is a high cost associated with any litigation and the results of litigation are always uncertain. Even before litigation is commenced, we could experience substantial costs in trying to collect on defaulted investments, such as legal fees, collection agency fees, or discounts related to the assignment of a defaulted loan to a third party. Our investment activities may further subject us to the risks and costs of becoming involved in litigation with third parties due to, among other reasons, the fact that different investor groups may have qualitatively different, and frequently conflicting, interests with respect to certain investments. The risk of litigation with third parties will be elevated in situations where we exercise control or significant influence over an issuer’s direction, including where we own or are otherwise affiliated with a loan servicer or originator, as loan originators are routinely involved in legal proceedings concerning matters that arise in the ordinary course of their business and, on occasion, are the subject of regulatory actions by state and federal regulators. Such proceedings or actions may adversely affect such companies’ financial results. Furthermore, we may be required to pay legal fees, settlement costs, damages, penalties or other charges, any or all of which could materially adversely affect us and our investments.

We are subject to cybersecurity risks.

The Company depends on the Adviser to develop and implement appropriate systems for the Company’s activities. The Company relies extensively on computer programs and systems (and may rely on new systems and technology in the future) for various purposes including, without limitation, to trade, clear and settle securities transactions, to evaluate certain securities based on real-time trading information, to monitor its portfolio and net capital, and to generate risk management and other reports that are critical to oversight of the Company’s activities. In addition, certain of the Company’s and the Adviser’s operations interface will be dependent on systems operated by third parties, including its prime brokers, the Administrator, market counterparties and their sub-custodians and other service providers, and the Company or Adviser may not be in a position to verify the risks or reliability of such third-party systems. These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by computer “worms”, viruses and power failures. Any such defect or failure could have a material adverse effect on the Company. For example, such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades, and cause inaccurate reports, which may affect the Company’s ability to monitor its investment portfolio and its risks.

As part of its business, the Adviser processes, stores and transmits large amounts of electronic information, including information relating to the transactions of the Company and personally identifiable information of the Shareholders. Similarly, service providers of the Adviser, the Company, especially the Administrator, may process, store and transmit such information. The Adviser has procedures and systems in place that it believes are reasonably designed to protect such information and prevent data loss and security breaches. However, such measures cannot provide absolute security. The techniques used to obtain unauthorized access to data, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time. Hardware or software acquired from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Network connected services provided by third parties to the Adviser may be susceptible to compromise, leading to a breach of the Adviser’s network. The Adviser’s systems or facilities may be susceptible to employee error or malfeasance, government surveillance, or other security threats. On-line services provided by the Adviser to the Shareholders may also be susceptible to compromise. Breach of the Adviser’s information systems may cause information relating to the transactions of the Company and personally identifiable information of the Shareholders to be lost or improperly accessed, used or disclosed.

The service providers of the Adviser, the Company is subject to the same electronic information security threats as the Adviser. If a service provider fails to adopt or adhere to adequate data security policies, or in the event of a breach of its networks, information relating to the transactions of the Company and personally identifiable information of the Shareholders may be lost or improperly accessed, used or disclosed.

The loss or improper access, use or disclosure of the Adviser’s or the Company’s proprietary information may cause the Adviser or the Company to suffer, among other things, financial loss, the disruption of their business, liability to third parties, regulatory intervention or reputational damage. Any of the foregoing events could have a material adverse effect on the Company and in turn the Company and the Shareholders’ investments therein.

The majority of the Company’s shares are held and controlled by one entity.

While shares of the Company are held by a number of entities, a substantial percentage of shares are held and controlled by entities with the same ultimate beneficial owner. As a result, the voting power of this Company is highly concentrated. Unless and until the Company’s share ownership becomes more diversified, any matters brought before the Company’s shareholders will likely be controlled by the vote of the controlling entities. To the extent an individual shareholder’s interests differ from those of the controlling entities with respect to any matter brought before the shareholders for a vote, such shareholder’s vote will likely not be sufficient to change the outcome of the vote.

Risks Related to an Investment in Our Shares

A shareholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our shareholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 100 million shares of common stock. Pursuant to our charter, a majority of our entire Board may amend our charter to increase the number of shares of common stock we may issue without shareholder approval. Our Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with other companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our Board and independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.

Certain provisions of our charter and actions of our Board could deter takeover attempts and have an adverse impact on the value of shares of our common stock.

Our charter, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board is divided into three classes of directors serving staggered three-year terms, which could prevent shareholders from removing a majority of directors in any given election. Our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and our Board may, without shareholder action, amend our charter to increase the number of shares of our common stock, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of shares of our common stock the opportunity to realize a premium over the value of shares of our common stock.

Investing in our securities involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options, including volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

Risks Related to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our investments.

All investments risk the loss of capital. No guarantee or representation is made that the Company’s program will be successful. The Company’s investment program will involve, without limitation, risks associated with limited diversification, use of leverage, credit deterioration and default risks, systems risks and other risks inherent in the Company’s activities. Certain investment techniques of the Company can, in certain circumstances, substantially increase the impact of adverse market movements to which the Company may be subject. In addition, the Company’s investments may be materially affected by conditions in the financial markets and overall economic conditions occurring globally and in particular countries or markets where the Company invests its assets.

The Company’s methods of minimizing such risks may not accurately predict future risk exposures. Risk management techniques are based in part on the observation of historical market behavior, which may not predict market divergences that are larger than historical indicators. Also, information used to manage risks may not be accurate, complete or current, and such information may be misinterpreted.

Our strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies, with a focus on originated transactions sourced through the networks of our Adviser. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in higher risk in comparison to non-originated transactions.

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality and are commonly referred to as “high yield” or “junk.” Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

Our investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Many of our Portfolio Investments take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and are valued at fair value as determined in good faith by the Board, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 assets under

Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that our portfolio valuations will be based on unobservable inputs and our assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our Portfolio Investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that may be taken into account in determining the fair value of Portfolio Investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. In addition, the method of calculating the Management Fee (and the Incentive Compensation) may result in conflicts of interest between the Adviser, on the one hand, and Shareholders on the other hand, with respect to the valuation of investments. See “Risks Related to our Adviser and its Affiliates – Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.”

A lack of liquidity in our investments may adversely affect us.

Certain securities or obligations held by the Company may have terms longer than the term of the Company and certain loans may have grace periods of several years. Furthermore, the Company may, in connection with collateral held by it, acquire non-marketable common or preferred equity securities and other illiquid assets with equity participation features, which, to the extent that they have value at all, will likely not have realizable value for a significant period of time. Accordingly, certain investments may need to be disposed of upon dissolution of the Company for less than their potential value.

The lack of liquidity in the Company’s investments may materially and adversely affect the Company’s value. As the Company primarily invests in loans to private companies, substantially all of their investments are less liquid than publicly traded securities and may be subject to contractual, statutory or regulatory prohibitions on disposition. While the Adviser anticipates that the Company will hold a significant portion of such investments until realization, should the Adviser determine it to be advisable to earlier dispose of any such investments, the Company may have difficulty doing so and in certain cases may only be able to sell such investments at substantial discounts to face value.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. There is no guarantee that the actions taken by the Federal Reserve will reduce or eliminate inflation.

Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold, which could harm our operating results.

Although the Company intends primarily to invest in loans and other debt instruments or obligations secured by collateral, the Company may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which it has invested. Therefore, the value of underlying collateral, the creditworthiness of borrowers and the priority of liens are each of great importance in determining the value of the Company’s investments. No guarantee can be made regarding the adequacy of the protection of the Company’s security in the loans or other debt instruments in which it invests. Moreover, in the event of foreclosure, the Company or an affiliate thereof may assume direct ownership of any assets collateralizing such foreclosed loans. The liquidation proceeds upon the sale of such assets may not satisfy the entire outstanding balance of principal and interest on such foreclosed loans, resulting in a loss to the Company. Any costs or delays involved in the effectuation of loan foreclosures or liquidation of the assets collateralizing such foreclosed loans will further reduce proceeds associated therewith and, consequently, increase possible losses to the Company. In addition, no assurances can be made that borrowers or third parties will not assert claims in connection with foreclosure proceedings or otherwise, or that such claims will not interfere with the enforcement of the Company’s rights.

Under certain circumstances, collateral securing an investment may be released without the consent of the Company. Moreover, the Company’s security interest (with respect to investments in secured debt) may be unperfected for a variety of reasons, including the failure to make required filings by lenders and, as a result, the Company may not have priority over other creditors as anticipated. First priority lien investments made by the Company may, in certain cases, provide a first priority lien over some, but not all, of the assets of the relevant borrower. The Company may also invest in second-lien debt, high-yield securities, marketable and nonmarketable common and preferred equity securities and other unsecured instruments each of which involves a higher degree of risk than senior first-lien secured debt, including the re-use and subsequent loss of collateral by the borrower. Furthermore, the Company’s right to payment and its security interest, if any, may be subordinated to the payment rights and security interests of senior lenders (with respect to some or all of the assets of an issuer in which the Company invests). Certain of these investments may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the investment. In such cases, the ability of the issuer to repay the principal in respect of the Company’s investment may be dependent upon a liquidity event or the long-term success of the company, the occurrence of which is uncertain.

In addition, issuers in which the Company invests could present a high degree of business and credit risk. Issuers in which the Company invests could deteriorate as a result of, among other factors, an adverse development in their businesses, a change in the competitive environment or the occurrence, continuation or worsening of any economic and financial market downturns and dislocations. As a result, issuers that the Company expected to be stable or improve may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.

The terms of any derivative hedging arrangements entered into by the Company may provide that related collateral given to, or received by, the Company may be pledged, lent, re-hypothecated or otherwise re-used by the collateral taker for its own purposes. If collateral received by the Company is reinvested or otherwise reused, the Company is exposed to the risk of loss on that investment. Should such a loss occur, the value of the collateral will be reduced and the Company will have less protection if the counterparty defaults. Similarly, if the counterparty reinvests or otherwise re-uses collateral received from the Company and suffers a loss as a result, it may not be in a position to return that collateral to the Company should the relevant transaction complete, be unwound or otherwise terminate and the Company is exposed to the risk of loss of the amount of collateral provided to the counterparty.

We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interest in our portfolio companies.

The Company will invest in debt instruments and equity securities of companies that they do not control. Such investments will be subject to the risk that the issuer may make business, financial or management decisions with which the Company does not agree or that the majority stakeholders or the management of the issuer may take risks or otherwise act in a manner that does not serve the Company’s interests. In addition, the Company may share control over certain investments with co-investors, which may make it more difficult for the Company to implement its investment approach or exit the investment when it otherwise would. The occurrence of any of the foregoing could have a material adverse effect on the Company and in turn the Company and the Shareholders’ investments therein.

International investments create additional risks.

The Company may invest in financial instruments of non-U.S. entities and governments. Investing in the financial instruments of entities and governments outside of the United States involves certain considerations not usually associated with investing in financial instruments of U.S. entities or the U.S. government, including political and economic considerations, such as greater risks of expropriation, nationalization, confiscatory or other taxation, imposition of withholding or other taxes on interest, dividends, capital gains or other income or gross sale or disposition proceeds, limitations on the removal of assets and general social, political and economic instability; the relatively small size of the securities markets in such countries and the low volume of trading, resulting in potential lack of liquidity and in price volatility; the evolving and unsophisticated laws and regulations applicable to the securities and financial services industries of certain countries; fluctuations in the rate of exchange between currencies and costs associated with currency conversion; and certain government policies that may restrict the Company’s investment opportunities. In addition, accounting and financial reporting standards that prevail outside of the United States generally are not as high as U.S. standards and, consequently, less information is typically available concerning companies located outside of the United States than for those located in the United States. As a result, the Company may be unable to structure its transactions to achieve the intended results or to mitigate all risks associated with such markets. It may also be difficult to enforce the Company’s rights in such markets.

The Company may, on an opportunistic basis, invest in the securities of companies in various foreign emerging markets. Investments in foreign emerging markets involve certain unique risks, including risks of volatility in those markets, governmental intervention in those markets and cross-shareholdings in companies in certain countries. There is also generally less publicly available information about foreign companies than about U.S. companies, and foreign companies are subject to accounting, auditing and financial reporting standards and requirements different from those applicable to U.S. companies. The value of companies in foreign emerging markets may be affected by political, economic, financial and social factors in those countries, or global regions, including changes in government, economic and fiscal policies and currency exchange laws. Companies in foreign emerging markets may be subject to heightened risks, including risks of relatively unstable governments, nationalization of businesses, restrictions on foreign ownership, prohibitions on the repatriation of assets and less protection of property rights. The economies of countries in emerging markets may be based on only a few industries, be highly vulnerable to changes in local or global trade conditions and suffer from extreme and volatile debt burdens or inflation rates. Moreover, the economies in such countries may differ unfavorably from the economy in the United States in such respects as growth of gross national product, rate of inflation, capital reinvestment, resources and self-sufficiency.

Finally, we may, on an opportunistic basis, invest in loans, secured debt or other investments that are denominated in a currency other than the U.S. dollar. In such an event, the prices of such investments will be determined with reference to currencies other than the U.S. dollar but the Company will value its securities and other assets in U.S. dollars. To the extent that the Company makes investments that are denominated in a currency other than the U.S. dollar, the Company generally expects to hedge its foreign currency exposure. However, to the extent that the Company’s foreign currency exposure is not hedged, the value of the Company’s assets will fluctuate with U.S. dollar exchange rates as well as the price changes of the Company’s investments. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. An increase in the value of the U.S. dollar compared to the other currencies in which the Company makes its investments will reduce the effect of increases and magnify the effect of decreases in the prices of the Company’s investments in foreign markets. As a result, the Company could realize a net loss on an investment, even if there were a gain on the underlying investment before currency losses were taken into account.

Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. Unfavorable performance by a small number of Portfolio Investments could adversely affect the aggregate returns realized by Shareholders. We expect to invest in a number of Portfolio Investments, but such number may be insufficient to afford adequate diversification against the risk that an insufficient number of Portfolio Investments in which we invest may yield a return.

The Company may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns the Company realizes may be significantly adversely affected if a small number of investments perform poorly or if the Company needs to write down the value of any one investment. Additionally, a downturn in any particular industry in which the Company is invested could significantly affect the Company’s aggregate returns.

Because the Company may invest significant amounts of the Company’s available capital in a single investment, any single loss may have a significant adverse impact on the Company’s capital. While the Company will generally focus on borrowers who are U.S. SMBs, the Adviser may determine whether companies meet the foregoing criteria in its sole discretion. In addition, except as may be provided by the requirement to invest at least 70% of its assets in qualifying investments and as may be necessary to qualify as a RIC, the Company is not restricted in its ability to invest in companies of any size or in any geographical location, and may from time to time or over time invest in companies of any size or in any geographical location. The Company’s performance may be adversely affected by industry or region-specific factors. Although the Adviser attempts to identify, monitor and manage significant risks, these efforts do not take all risks into account and there can be no assurance that these efforts will be effective. Many risk management techniques are based on observed historical market behavior, but future market behavior may be entirely different. Any inadequacy or failure in the Adviser’s risk management efforts could result in material losses for the Company.

Risks Related to the Economy

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme volatility and disruption since the emergence of the COVID-19 pandemic, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the duration or reoccurrence of any potential business or supply chain disruption, the duration and severity of the COVID-19 pandemic and the actions taken by governments and their citizens to contain the COVID-19 pandemic or treat its impact. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•
Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the NAV per Share without first obtaining approval for such issuance from our Shareholders and our Independent Directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.
•
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
•
Significant changes in the capital markets may adversely affect the pace of our investment activity and economic activity generally.
•
The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

The COVID-19 pandemic is ongoing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on us and our portfolio companies after December 31, 2022.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. See “—Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, may create and/or exacerbate risks.”

On August 16, 2022, the Biden Administration enacted the Inflation Reduction Act of 2022, which modifies key aspects of the Code, including by creating an alternative minimum tax on certain large corporations and an excise tax on stock repurchases by certain corporations. We are currently assessing the potential impact of these legislative changes. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between the United Kingdom and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China and Russia, with respect to trade policies, treaties, sanctions, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing.

These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

Risks Related to our Adviser and its Affiliates

The Adviser and its affiliates may face conflicts of interest, which could result in increased risk-taking by us.

The Adviser will be subject to a variety of conflicts of interest in making investments on behalf of the Company. For example, the Adviser may be subject to conflicts relating to its selection of brokers on behalf of the Company. Portfolio transactions for the Company are allocated to brokers on the basis of best execution and in consideration of a broker’s ability to effect the transactions, its facilities, reliability and financial responsibility and the provision or payment by the broker of the costs of research and research-related services. However, brokers may provide other services that are beneficial to the Adviser, but not necessarily beneficial to the Company, including, without limitations, capital introduction, marketing assistance, consulting with respect to technology, operations, equipment and office space, commitment to capital, access to company management, access to deal flow and other services or items. Such services and items may influence the Adviser’s selection of brokers.

Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.

The Adviser and its affiliates will receive substantial fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity, incurrence of debt, and investments made by us, which allow our Adviser to earn increased asset management fees.

We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.

The 1940 Act prohibits or restricts the Company’s ability to engage in certain principal transactions and joint transactions with certain “close affiliates” and “remote affiliates.” For example, the Company is prohibited from buying or selling any security from or to any person who owns more than 25% of its voting securities or certain of that person’s affiliates (each is a “close affiliate”), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. The Company considers the Adviser and its affiliates, to be “close affiliates” for such purposes. The Company is prohibited under the 1940 Act from participating in certain principal transactions and joint transactions with a “remote affiliate” without the prior approval of the Independent Directors. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities will be a “remote affiliate” for purposes of the 1940 Act, and the Company is generally prohibited from buying or selling any security from or to such affiliate without the prior approval of the Independent Directors.

The Company may, however, invest alongside the Adviser’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with the Company’s investment strategy as well as applicable law and SEC staff interpretations. For example, the Company may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on the Company’s behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. The Company may also invest alongside the Adviser’s investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and the Adviser’s allocation policy. An exemptive order was issued by the SEC on February 16, 2022 (the “Order”, which was amended on August 31, 2022) to the Company and certain of its affiliates. The Order permits the Company, subject to certain terms and conditions, to participate in certain co-investment transactions with funds and accounts managed by the Adviser that otherwise would be prohibited under either or both of Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder, in accordance with the conditions to the Order. The Order permits the Company to co-invest the Adviser’s investment funds, accounts and investment vehicles in the Adviser’s originated loan transactions under certain enumerated conditions if the Board determines that it would be advantageous for the Company to co-invest with investment funds, accounts and investment vehicles managed by the Adviser in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

The Company’s allocation policy provides that allocations among the Company and investment funds, accounts and investment vehicles managed by the Adviser and its affiliates will generally be made in a manner deemed to be fair and equitable over time which does not favor one client or group of clients, taking into consideration such factors as legal, regulatory and tax considerations, availability of capital for investment by the account, liquidity concerns and such other factors as deemed under the particular circumstances to be relevant in making the investment allocation determination as determined, in the Company’s case, by the Adviser as well as the terms of the Company’s governing documents and those of such investment funds, accounts and investment vehicles. It is the Company’s policy to base its determinations on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, the Company’s targeted leverage level, the Company’s targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or imposed by applicable laws, rules, regulations or interpretations. The Company expects that these allocation determinations will be made similarly for investment funds, accounts and investment vehicles managed by the Adviser. However, the Company can offer no assurance that investment opportunities will be allocated to the Company fairly or equitably in the short-term or over time.

In situations where co-investment with investment funds, accounts and investment vehicles managed by the Adviser is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the Company’s interests and those of the Adviser’s clients, subject to the limitations described in the preceding paragraph, the Adviser will need to decide which client will proceed with the investment. Moreover, except in certain limited circumstances as permitted by the 1940 Act, such as when the only term being negotiated is price, the Company will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by the Adviser has previously invested. Similar restrictions limit the Company’s ability to transact business with its officers or directors or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to the Company. If the Company is prohibited by applicable law from investing alongside the Adviser’s investment funds, accounts and investment vehicles with respect to an investment opportunity, the Company will not participate in such investment opportunity.

We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.

The Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay our Adviser an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to the pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind” or “PIK” income). PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to our Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Adviser is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.

The quarterly incentive fee on income is recognized and paid without regard to: (i) the trend of pre-incentive fee net investment income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the quarterly preferred return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Our ability to enter into transactions with our affiliates is restricted.

The Company generally will be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Directors of the Company and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally will be prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the Independent Directors and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or directors or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds managed by MSD or its affiliates. Most importantly, the Company generally will be prohibited from co-investing with other MSD Accounts or affiliates of the Adviser in MSD-originated loans and financings unless the Company co-invests in accordance with the applicable regulatory guidance or has obtained an exemptive order from the SEC permitting such co-investment activities. Accordingly, while the Adviser intends to allocate suitable opportunities among the Company and other MSD Accounts or affiliates of the Adviser based on the principles described above, the prohibition on co-investing with affiliates could significantly limit the scope of investment opportunities available to the Company. In particular, the decision by MSD to allocate an opportunity to one or more MSD Accounts or to an affiliate of the Adviser, or the existence of a prior co-investment structure, might cause the Company to forgo an investment opportunity that it otherwise would have made. Similarly, the Company generally may be limited in its ability to invest in an issuer in which a MSD Account or affiliate of the Adviser had previously invested. The Company may in certain circumstances also be required to sell, transfer or otherwise reorganize assets in which the Company has invested with MSD Accounts or affiliates of the Adviser at times that the Company may not consider advantageous.

An exemptive order was issued by the SEC on February 16, 2022 (the “Order”) to the Company and certain of its affiliates, which was amended on August 31, 2022. The Order permits the Company, subject to certain terms and conditions, to participate in certain co-investment transactions with funds and accounts managed by the Adviser that otherwise would be prohibited under either or both of Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder, in accordance with the conditions to the Order.

Risks Related to U.S. Federal Income Tax

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain qualification as a RIC under Subchapter M of the Code.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate level income tax on our taxable income (including gains).

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, the securities, other than the securities of other RICs of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillback provisions” to maintain RIC tax treatment.

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax at corporate rates.

Tax laws may change over time and such changes could adversely affect our business and financial condition.

From time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws, including (i) the elimination of the immediate deduction for intangible drilling and development costs, (ii) changes to a depletion allowance for oil and natural gas properties, (iii) the implementation of a carbon tax, (iv) an extension of the amortization period for certain geological and geophysical expenditures, (v) changes to tax rates, and (vi) the introduction of a minimum tax. While these specific changes were not included in recent legislation such as the Inflation

Reduction Act of 2022, no accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. The elimination of U.S. federal tax deductions, as well as any other changes to or the imposition of new federal, state, local or non-U.S. taxes (including the imposition of, or increases in production, severance or similar taxes) could adversely affect our business and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at One Vanderbilt Avenue, 26th Floor New York, New York 10017, and will be provided for by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Shares will be offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2) and Regulation D. There is no public market for our Shares currently, nor can we give any assurance that one will develop.

Because shares are being acquired by investors in transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely Our Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Adviser’s consent is granted, and (ii) the shares are registered under applicable securities laws or specifically exempted from registration (in which case the Shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of March 23, 2023 there were 219 shareholders of our common stock.

Determinations in Connection with our Offerings

In connection with each offering of our Shares, to the extent we do not have Shareholder approval to sell below NAV, our Board or an authorized committee thereof will be required to make a good faith determination that we are not selling our Shares at a price below the then current net asset value of our Shares at the time at which the sale is made. Our Board or an authorized committee thereof will consider the following factors, among others, in making such determination:

•
the net asset value of our Shares disclosed in the most recent periodic report we filed with the SEC;
•
our management’s assessment of whether any material change in the net asset value of our Shares has occurred (including through the realization of gains on the sale of our portfolio securities) during the period beginning on the date of the most recently disclosed net asset value of our Shares and ending as of a time within 48 hours (excluding Sundays and holidays) of the sale of our Shares; and
•
the magnitude of the difference between (i) a value that our Board or an authorized committee thereof has determined reflects the current (as of a time within 48 hours excluding Sundays and holidays) net asset value of our Shares, which is based upon the net asset value of our Shares disclosed in the most recent periodic report we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the net asset value of our Shares since the date of the most recently disclosed net asset value of our Shares, and (ii) the offering price of our Shares in the proposed offering.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records we are required to maintain under the 1940 Act.

Distribution Policy

Because we intend to maintain our ability to be subject to tax as a RIC, we intend to distribute at least 90% of our annual taxable income to our Shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our Shareholders. The timing and amount of our distributions, if any, is determined by our Board. Any distributions to shareholders are declared out of assets legally available for distribution. See Note 9. Net Assets for the history of distributions declared for the years ended December 31, 2021 and December 31, 2022.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan pursuant to which Shareholders may elect to have their distributions automatically reinvested in additional shares of the Company’s common stock, rather than receiving distributions. As a result, if the Board authorizes, and the Company declares a distribution, then Shareholders who have opted into the Company’s distribution reinvestment plan will have their distribution automatically reinvested in additional shares of the Company rather than receiving the distribution in cash. Any fractional share of the Company’s common stock otherwise issuable to a participant in the distribution reinvestment plan will instead be paid in cash.

No action will be required on the part of a registered Shareholder to receive his, her, or its dividend in cash. A registered shareholder that wishes to participate in the distribution reinvestment plan must notify U.S. Bank Global Fund Services in writing no later than ten calendar days prior to the record date for any dividend or other distribution and such election will remain in place until the Shareholder notifies U.S. Bank Global Fund Services otherwise.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report on Form 10-K contain forward-looking information that involves risks and uncertainties.

Please see “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

We have elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code for the fiscal year ending December 31, 2022 for U.S. federal income tax purposes. As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

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

Russian Invasion of Ukraine

Russia’s invasion of Ukraine, and corresponding events in late February 2022, have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The current sanctions and the potential for future sanctions, and other actions, and Russia’s retaliatory responses to those sanctions and actions, may continue to adversely impact the Russian economy and may result in the further decline of the value and liquidity of Russian securities, a continued weakening of the ruble, exchange closures and may have other adverse consequences on the Russian economy that could impact the value of Russian investments and impair the ability of the Company to buy, sell, receive, or deliver those securities. Moreover, those events have, and could continue to have, an adverse effect on global markets’ performance and liquidity, thereby negatively affecting the value of the Company’s investments beyond any direct exposure to Russian issuers. The duration of ongoing hostilities and the vast array of sanctions and related events cannot be predicted. Those events present material uncertainty and risk with respect to markets globally and the performance of the Company and its investments or operations could be negatively impacted.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of December 31, 2022 and December 31, 2021 and (ii) for the year ended December 31, 2022 and for the period ended December 31, 2021:

	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Average net assets	$365,431	$301,998
Average borrowings	$482,333	$410,000
Cost of investments purchased	$585,382	$692,134
Sales of investments	$77,659	$—
Principal repayments	$185,213	$2,454
Net investment income	$39,352	$294
Net realized gains (losses)	$3,523	$79
Net change in unrealized appreciation (depreciation)	$(51,283)	$1,625
Net increase (decrease) in net assets resulting from operations	$(8,408)	$1,998
Net investment income per share - basic and diluted	$2.70	$0.02
Earnings per share - basic and diluted	$(0.58)	$0.17
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

Portfolio and Investment Activity for the year ended December 31, 2022 and for the period ended December 31, 2021

The following table presents our portfolio company activity for the year ended December 31, 2022 and for the period ended December 31, 2021:

	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Portfolio companies at beginning of period	30	—
Number of added portfolio companies	20	30
Number of exited portfolio companies	(9)	—
Portfolio companies at period end	41	30

Number of debt investments period end	52	34
Number of preferred equity investments at period end	1	1
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the year ended December 31, 2022 and for the period ended December 31, 2021

	Year Ended December 31, 2022
	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$486,044	$145,396	$36,220	$24,697	$692,357
Purchase of investments	467,393	117,989	—	—	585,382
Proceeds from principal repayments and sales of investments	(188,494)	(37,763)	(36,616)	—	(262,873)
Other changes in fair value (1)	(16,398)	(14,696)	396	(2,430)	(33,128)
Fair value, end of year	$748,545	$210,926	$—	$22,267	$981,738
(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

	Period Ended December 31, 2021 (1)
	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchase of investments	486,890	144,970	36,120	24,233	692,213
Proceeds from principal repayments and sales of investments	(2,336)	(118)	—	—	(2,454)
Other changes in fair value (2)	1,490	544	100	464	2,598
Fair value, end of period	$486,044	$145,396	$36,220	$24,697	$692,357
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.
(2)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

The following table presents selected information regarding our investment portfolio as of December 31, 2022 and December 31, 2021:

	As of
	December 31, 2022		December 31, 2021
Investments:
Number of portfolio companies	41		30
Number of investments	53		35
Average investment at fair value	$18,523		$19,782
Average cost of debt investments as a percentage of par (1)	97.88%		98.15%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	1.10%		0.00%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.40%		0.00%
Number of debt investments on non-accrual status	1		—
Weighted Average Net Debt Through Tranche	4.6x		4.1x
Weighted Average Interest Rate Coverage	3.5x		2.3x
Percentage of Sponsored Investments	83.20%		64.85%

Floating interest rate debt investments:
Percent of debt portfolio (2)	87.7%		80.9%
Weighted average interest rate floors	0.70%		0.62%
Weighted average coupon spread to base interest rate	674	bps	681	bps
Weighted average effective yield on floating rate debt investments at amortized cost (3)	11.68%		8.19%

Fixed interest debt investments:
Percent of debt portfolio (2)	12.3%		19.1%
Weighted average coupon rate	9.43%		9.56%
Weighted average effective yield on fixed rate debt investments at amortized cost (3)	10.38%		9.02%

Other Metrics:
Weighted average years to maturity on debt investments (4)	4.23	years	6.85	years
Weighted average effective yield on the portfolio at amortized cost (3)	11.54%		8.53%
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
(4)
As of December 31, 2021 weighted average years to maturity on debt investments included the Company's one preferred equity investment in the calculation. If this investment had been excluded the weighted average years to maturity on debt investments as of December 31, 2021 would have been 4.13 years.

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of:

	December 31, 2022		December 31, 2021
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$15,109	1.5%	$51,223	7.6%
2024	72,098	7.0	153,485	22.5
2025	238,222	23.3	150,967	22.2
2026	135,865	13.3	129,930	19.2
2027	72,435	7.1	88,694	13.1
2028	259,567	25.3	30,190	4.5
2029	195,923	19.1	73,750	10.9
2030	35,000	3.4	—	—
	$1,024,219	100.0%	$678,239	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of December 31, 2022 and December 31, 2021:

	As of December 31, 2022
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	116,109	11.8	7
3	859,792	87.6	44
4	5,837	0.6	2
5	—	0.0	—
	$981,738	100.0%	53

	As of December 31, 2021
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	—	0.0	—
3	692,357	100.0	35
4	—	0.0	—
5	—	0.0	—
	$692,357	100.0%	35
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

Operating Results for the year ended December 31, 2022 and for the period ended December 31, 2021 are presented below:

	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Total investment income	$80,568	$1,739
Total expenses	41,216	1,445
Net investment income	39,352	294
Net realized gain (loss)	3,523	79
Net change in unrealized appreciation (depreciation)	(51,283)	1,625
Net increase (decrease) in net assets resulting from operations	$(8,408)	$1,998
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

Investment Income

Investment income consisted of the following components for the year ended December 31, 2022 and for the period ended December 31, 2021:

	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Interest income on debt securities
Cash interest	$63,517	$1,439
PIK interest	9,064	79
Net accretion/amortization of discounts/premiums	4,198	79
Total interest on debt securities	76,779	1,597
PIK dividend	3,488	98
Total interest and dividend income	80,267	1,695
Other income	301	44
Total investment income	$80,568	$1,739
Average investments at cost (2)	$834,940	$671,913
Income return (3)	9.61%	0.25%

(1)
The Company was initially capitalized and commenced operations on December 21, 2021.
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

The table below shows a breakdown of our operating expenses for the year ended December 31, 2022 and for the period ended December 31, 2021:

	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Fixed Operating Expenses
Professional fees (2)	$1,023	$336
Board of directors' fees	290	11
General and other expenses	90	77
Organization and offering costs (3)	434	121
Total fixed operating expenses	1,837	545

Variable operating expenses:
Interest expense (4)	24,152	388
Management fees	6,327	155
Administrative expense (5)	1,958	26
Custody expense	246	19
Transfer agency fees	52	—
Total variable operating expenses	32,735	588

Performance-dependent expenses:
Income based incentive fee	6,900	56
Capital gains incentive fee	(256)	256
Total performance-dependent expenses	6,644	312

Total expenses	$41,216	$1,445
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.
(2)
Professional fees includes the expenses for third-party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(3)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(4)
The composition of our interest expense for the year ended December 31, 2022 and for the period ended December 31, 2021 is described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(5)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the year ended December 31, 2022 our net realized gain was $3.5 million and our net change in unrealized depreciation was $51.3 million. For the period ended December 31, 2021 our net realized gain was $0.1 million and our net change in unrealized appreciation was $1.6 million.

The following table presents the significant drivers of realized gains (losses) of non-controlled/non-affiliated investments for the year ended December 31, 2022:

Investments	For the Year Ended December 31, 2022
Kaman Corp.	$2,631
Murchison Oil and Gas - Last Out Term Loan	944
Vistajet Malta Finance PLC	604
Guitar Center Inc.	(885)
Mallinckrodt International Financing SA	(1,230)
Other	(79)
Realized gains (losses) of non-controlled/non-affiliated investments	$1,985

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. The Company’s comprehensive accounting policies are described more fully in Note 2. Significant Accounting Policies in the accompanying consolidated financial statements. We have identified “Basis of Presentation”, “Valuation of Investments”, and “Revenue Recognition” within Note 2 as critical accounting policies.

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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of December 31, 2022 and December 31, 2021, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the year ended December 31, 2022 and for the period ended December 31, 2021:

	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Fair value of level 3 investments at the end of the period	$712,113	$427,306
Fair value assuming a 5% increase in value	747,719	448,671

Increase in unrealized appreciation	35,606	21,365
(Increase) in management fees	(67)	(5)
(Increase) in capital gains incentive fees (2)	(5,340)	(3,205)
Increase in net assets resulting from operations	$30,199	$18,155

Weighted average shares outstanding	14,575,572	12,000,000
Shares outstanding at the end of the period	22,126,135	12,000,000

Increase in earnings per share	$2.07	$1.51
Increase in net assets per share	$1.36	$1.51
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.
(2)
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

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of December 31, 2022 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated (see Note 5. Derivative Instruments). However, no assurance can be given that such hedging transactions will be effective.

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

Liquidity

The tables below present a summary of our liquidity position as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$36,616	$12,203
Unused borrowing capacity	148,000	190,000
Principal receivable	16,523	2,454
Unfunded investment commitments (1)	(25,253)	(19,136)
Other net working capital (2)	(26,339)	(403)
	$149,547	$185,118
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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I Facility	$392,000	$—	$—	$392,000	$—
Subscription Facility	145,000	145,000	—	—	—
Total Contractual Obligations	$537,000	$145,000	$—	$392,000	$—

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of December 31, 2022, 87.7% of our debt investments (85.7% of our total investments), or $841.8 million measured at fair value, are subject to floating interest rates. Additionally, both of the SPV I Facility and the Subscription Facility are also subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for Income-Based Fee as described in Note 3. Agreements and Related Party Transactions.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2022. Interest expense is calculated based on the terms of the Financing Facility, using the outstanding balance as of December 31, 2022. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2022. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$28,882	$(17,274)	$11,608
Up 200 basis points	19,998	(11,904)	8,094
Up 100 basis points	11,115	(6,534)	4,581
Down 100 basis points	(6,652)	4,206	(2,446)
Down 200 basis points	(15,535)	9,576	(5,959)

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of MSD Investment Corp.

Opinion on the Consolidated Financial Statements and Consolidated Financial Highlights

We have audited the accompanying consolidated statement of assets and liabilities of MSD Investment Corp. and subsidiary (the "Company"), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, cash flows, and the consolidated financial highlights (in Note 12) for the year ended December 31, 2022, and the period from December 21, 2021 (commencement of operations) to December 31, 2021, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets, its cash flows, and the financial highlights for the year ended December 31, 2022, and the period from December 21, 2021 (commencement of operations) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2023

We have served as the Company’s auditor since 2021.

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$981,738	$692,357
Cash and cash equivalents	36,616	12,203
Restricted cash	4,320	—
Interest receivable	6,803	3,970
Principal receivable	16,523	2,454
Prepaid expenses and other assets	1,077	308
Total assets	$1,047,077	$711,292

LIABILITIES
SPV I facility	$392,000	$220,000
Subscription facility	145,000	190,000
Deferred financing costs net of accumulated amortization	(4,911)	(5,079)
Total debt, net of financing costs	532,089	404,921
Payable for investments purchased	24,729	—
Interest payable	6,157	341
Financing costs payable	1,194	2,736
Accrued professional fees	350	336
Unrealized depreciation on forward contracts	336	—
Accrued expenses and other liabilities	234	122
Management fees payable	83	155
Income based incentive fee payable	59	56
Due to affiliates	—	371
Capital gains incentive fee payable	—	256
Total liabilities	$565,231	$409,294
Commitments and contingencies (Note 8)
NET ASSETS
Common stock, par value $0.001 (100,000,000 shares authorized, 22,126,135 and 12,000,000 shares issued and outstanding, respectively)	$22	$12
Paid-in capital in excess of par value	535,300	299,988
Distributable earnings (accumulated losses)	(53,476)	1,998
Total net assets	$481,846	$301,998
Net asset value per share	$21.78	$25.17

(1)
Non-controlled/non-affiliated investments at amortized cost $1,031,067 and $690,732 as of December 31, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$67,715	$1,518
Payment-in-kind interest income	9,064	98
Payment-in-kind dividend income	3,488	79
Other income	301	44
Total investment income	80,568	1,739
Expenses:
Interest expense	24,152	388
Income based incentive fee	6,900	56
Management fees	6,327	155
Administration expense	1,958	26
Professional fees	1,023	336
Organization and offering costs	434	121
Board of directors’ fee	290	11
Custody expense	246	19
General and other expenses	90	77
Transfer agency fees	52	—
Capital gains incentive fee	(256)	256
Total expenses	41,216	1,445
Net investment income (loss)	39,352	294

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	1,985	79
Foreign currency forward contracts	1,653	—
Foreign currency transactions	(115)	—
Net realized gain (loss)	3,523	79
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(50,953)	1,625
Foreign currency forward contracts	(336)	—
Foreign currency transactions	6	—
Net change in unrealized appreciation (depreciation)	(51,283)	1,625
Net realized and unrealized gain (loss)	(47,760)	1,704
Net increase (decrease) in net assets resulting from operations	$(8,408)	$1,998

Per share information - basic and diluted
Net investment income (loss) per share (basic and diluted)	$2.70	$0.02
Earnings per share (basic and diluted)	$(0.58)	$0.17
Distributions declared per share	$2.88	$—
Weighted average shares outstanding (basic and diluted)	14,575,572	12,000,000
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 21, 2021 (1)	—	$—	$—	$—	$—
Operations:
Net investment income	—	—	—	294	294
Net realized gain	—	—	—	79	79
Net unrealized appreciation	—	—	—	1,625	1,625
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	1,998	1,998
Capital Share Transactions:	—
Issuance of units	12,000,000	12	299,988	—	300,000
Net increase (decrease) for the period	12,000,000	12	299,988	1,998	301,998
Balance, December 31, 2021 (2)	12,000,000	$12	$299,988	$1,998	$301,998
Operations:
Net investment income	—	—	—	39,352	39,352
Net realized gain (loss)	—	—	—	3,523	3,523
Net change in unrealized appreciation (depreciation)	—	—	—	(51,283)	(51,283)
Net increase (decrease) in net assets resulting from operations	—	—	—	(8,408)	(8,408)
Shareholder distributions:
Distributions to shareholders	—	—	—	(44,967)	(44,967)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(44,967)	(44,967)
Capital Share Transactions:
Common shares issued from reinvestment of distributions	1,838,162	2	43,221	—	43,223
Issuance of shares	8,287,973	8	189,992	—	190,000
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	2,099	(2,099)	—
Net increase (decrease) for the year	10,126,135	10	235,312	(55,474)	179,848
Balance, December 31, 2022	22,126,135	$22	$535,300	$(53,476)	$481,846
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.
(2)
The Company converted from MSD Investment, LLC to MSD Investment Corp. on January 1, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows

(in thousands, except shares)

	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021(1)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(8,408)	$1,998
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(11,642)	(887)
Net accretion of discount and amortization of premium	(4,198)	(86)
Proceeds from sale of investments and principal repayments	262,873	2,454
Purchases of investments	(585,382)	(681,483)
Net realized (gains) losses on investments	(1,985)	(79)
Net change in unrealized (appreciation) depreciation on investments	50,953	(1,625)
Net receipt of settlement of derivatives	1,653	—
Net realized (gains) losses on derivatives	(1,653)	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	336	—
Amortization of deferred financing costs	1,541	48
(Increase) decrease in operating assets:
Interest receivable	(2,833)	(3,970)
Principal receivable	(14,069)	(2,454)
Prepaid expenses and other assets	(769)	(308)
Increase (decrease) in operating liabilities:
Due to affiliates	(371)	371
Payable for investments purchased	24,729	—
Management fees payable	(72)	155
Income based incentive fee payable	3	56
Capital gains incentive fee payable	(256)	256
Interest payable	5,816	341
Accrued professional fees	14	336
Accrued expenses and other liabilities	112	122
Net cash provided (used in) by operating activities	(283,608)	(684,755)
Cash flow from financing activities
Proceeds from issuance of shares	190,000	289,349
Debt borrowings	327,000	410,000
Debt repayments	(200,000)	—
Distributions paid	(1,744)	—
Deferred financing costs paid	(2,915)	(2,391)
Net cash provided by (used in) financing activities	312,341	696,958
Net increase in cash, cash equivalents, and restricted cash	28,733	12,203
Cash, cash equivalents, and restricted cash, beginning of period	12,203	—
Cash, cash equivalents, and restricted cash, end of period	$40,936	$12,203
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$36,616	$12,203
Restricted cash	$4,320	$—
Total cash, cash equivalents, and restricted cash	$40,936	$12,203
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$16,796	$—
Reinvestment of shareholder distributions	$43,223	$—
Financing cost payable	$54	$2,736
Contribution in exchange for share issuance	$—	$10,651
Offering cost payable	$—	$258
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Chromalloy Holdings LLC	(8)	S + 7.00%	1.00%	11.32%	11/23/2028	50,000	$48,025	$48,027	9.97%
Chromalloy Holdings LLC - Revolving Credit Facility	(8)(9)(12)	S + 7.00%	1.00%	11.32%	11/23/2027	—	(181)	(182)	(0.04)
Systems Planning and Analysis, Inc.	(8)(15)	S + 6.15%	1.00%	10.94%	8/16/2027	10,823	10,637	10,433	2.17
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(8)(9)(12)(15)	S + 6.15%	1.00%	10.74%	8/16/2027	—	(51)	(113)	(0.02)
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan	(8)(9)(12)(15)	S + 6.15%	0.00%	10.94%	8/16/2027	2,011	1,956	1,805	0.37
The Nordam Group Inc.		L + 5.50%	0.00%	9.94%	4/9/2026	11,767	10,491	9,119	1.89
							70,877	69,089	14.34
Automobile
McLaren Finance PLC	UK(10)(11)	N/A	N/A	7.50%	8/1/2026	2,689	2,717	1,984	0.41
Beverage, Food & Tobacco
LJ Perimeter Buyer, Inc.	(8)	S + 6.65%	1.00%	10.74%	10/31/2028	19,462	18,888	18,902	3.92
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.65%	1.00%	11.24%	10/31/2028	—	(78)	(76)	(0.01)
							18,810	18,826	3.91
Capital Equipment
Faraday Buyer, LLC	(8)	S + 7.00%	1.00%	11.32%	10/10/2028	34,833	33,812	33,817	7.02
Faraday Buyer, LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 7.00%	1.00%	11.32%	10/11/2028	—	(44)	(45)	(0.01)
Trillium FlowControl	LU(8)(10)(11)	S + 5.61%	1.00%	9.94%	6/28/2026	17,910	17,744	16,919	3.51
							51,512	50,691	10.52
Chemicals, Plastics & Rubber
Dubois Chemicals Group Inc.	(8)	S + 4.50%	0.00%	8.92%	9/30/2026	2,754	2,745	2,588	0.53
Hexion Holdings Corporation		S + 4.65%	0.50%	8.93%	3/15/2029	9,950	9,224	8,517	1.77
							11,969	11,105	2.30
Energy: Oil & Gas
CITGO Holdings Inc.	(9)	N/A	N/A	9.25%	8/1/2024	26,051	25,640	26,155	5.43
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	2,121	2,156	2,036	0.42
Saturn Oil and Gas Inc.	CN(8)(10)(11)	C + 11.50%	1.00%	16.36%	7/6/2025	CAD 56,817	43,486	40,861	8.48
							71,282	69,052	14.33
Healthcare & Pharmaceuticals
Bayer Environmental Services		S + 4.38%	0.50%	7.97%	8/4/2029	20,000	18,422	18,185	3.77
Charlotte Buyer, Inc.		S + 5.25%	0.00%	9.53%	2/11/2028	33,333	31,119	31,514	6.54
Mallinckrodt International Financing SA	LU(10)(11)	L + 5.25%	0.75%	9.99%	9/30/2027	2,676	2,525	2,012	0.42
Natural Partners, Inc.	(8)	L + 6.00%	1.00%	9.57%	3/15/2028	38,149	37,481	36,874	7.65
Natural Partners, Inc. - Revolving Credit Facility	(8)(9)(12)	L + 6.00%	1.00%	11.14%	3/15/2028	—	(48)	(94)	(0.02)
							89,499	88,491	18.36
High Tech Industries
Watchguard Technologies, Inc.		S + 5.25%	0.75%	9.57%	7/2/2029	34,913	32,717	33,272	6.91
Hotel, Gaming & Leisure
Chuck E. Cheese		N/A	N/A	6.75%	5/1/2026	17,534	16,385	16,263	3.38
TouchTunes	(8)	S + 5.25%	0.50%	8.98%	4/2/2029	29,925	29,644	29,102	6.04
Viad Corp.	(11)	L + 5.00%	0.50%	9.38%	7/30/2028	4,369	4,359	4,107	0.85
							50,388	49,472	10.27

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2022

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Media: Advertising, Printing & Publishing
Patientpoint Network Solutions, LLC	(8)	S + 7.26%	1.00%	11.84%	3/7/2025	31,931	31,397	31,183	6.47
Real Betis Balompie SAD - Participation Interest	ES(8)(10)(11)	N/A	N/A	7.00%	6/5/2025	13,000	14,764	13,917	2.89
							46,161	45,100	9.36
Media: Diversified & Production
FilmRise Acquisitions, LLC	(8)(9)	N/A	N/A	13.50%	9/17/2025	18,086	18,094	18,043	3.75
Getty Images Inc.	(8)	L + 4.50%	0.00%	8.94%	2/19/2026	18,902	18,841	18,855	3.91
Candle Media Co Ltd	(8)	L + 6.00%	0.75%	10.38% (Incl 4.00% PIK)	6/18/2027	41,687	40,994	39,217	8.14
Candle Media Co Ltd - Delayed Draw Term Loan	(8)(9)(12)	L + 6.00%	0.75%	10.38% (Incl 4.00% PIK)	6/18/2027	15,239	14,998	14,273	2.96
							92,927	90,388	18.76
Metals & Mining
Conuma Coal Resources LTD	CN(9)(10)(11)	N/A	N/A	10.00%	5/1/2023	3,181	3,180	3,153	0.65
Retail
Xponential Fitness LLC	(8)(11)	L + 6.50%	1.00%	10.67%	2/28/2025	22,759	22,563	22,873	4.75
Services: Business
Muine Gall, LLC	(8)(9)(11)	L + 7.00%	0.50%	12.15% PIK	9/21/2024	46,047	46,063	46,308	9.61
Travelport Finance (Luxembourg) S.A.R.L.	LU(10)(11)	S + 8.75%	1.00%	13.48% (Incl 7.25% PIK)	2/28/2025	31,346	31,036	31,342	6.50
							77,099	77,650	16.11
Services: Consumer
CSC Serviceworks	(9)	L + 4.00%	0.75%	8.39%	3/4/2028	222	201	186	0.04
Spring Education Group Inc.		L + 4.00%	0.00%	8.73%	7/30/2025	46,750	44,890	45,540	9.45
Vision Purchaser Corp.	(8)	S + 6.40%	1.00%	10.98%	6/10/2025	28,946	28,530	26,989	5.60
Vision Purchaser Corp. - Incremental Term Loan	(8)	S + 6.40%	1.00%	10.98%	6/10/2025	2,523	2,484	2,353	0.49
							76,105	75,068	15.58
Telecommunications
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,050	17,148	3.56
Ligado Networks LLC	(9)(13)	N/A	N/A	15.50% PIK	11/1/2023	11,928	11,071	3,853	0.80
							35,121	21,001	4.36
Wholesale
FleetPride Inc.	(8)	L + 4.50%	0.00%	8.88%	2/4/2026	21,710	21,684	21,330	4.43
							21,684	21,330	4.43
Total First Lien Debt							774,611	748,545	155.35%

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2022

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation	(8)(9)	S + 7.54%	0.50%	11.86%	3/15/2030	35,000	34,091	27,300	5.67
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	L + 8.25%	1.00%	12.63%	12/30/2028	34,199	33,415	31,471	6.53
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	16,378	16,473	15,150	3.14
Services: Business
DISA Holdings Corp.	(8)	S + 10.00%	0.75%	14.32%	3/9/2029	14,641	14,207	14,207	2.95
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)	S + 10.00%	0.75%	14.22%	3/9/2029	2,745	2,666	2,664	0.55
Trace3 Inc.	(8)(9)	L + 7.50%	0.50%	10.56%	10/8/2029	33,750	32,914	32,068	6.65
							49,787	48,939	10.15
Services: Consumer
Midwest Veterinary Partners LLC	(8)(9)	L + 7.50%	0.75%	11.88%	4/26/2029	50,000	50,042	47,027	9.76
Southern Veterinary Partners LLC	(8)(9)	S + 7.85%	1.00%	12.17%	10/5/2028	45,000	44,038	40,950	8.50
Spring Education Group Inc.	(9)	L + 8.25%	0.00%	13.02%	7/30/2026	100	91	89	0.02
							94,171	88,066	18.28
Total Second Lien Debt							227,937	210,926	43.77%
Preferred Equity
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		29	28,519	22,267	4.62
Total Preferred Equity							28,519	22,267	4.62
Total Investments - non-controlled/non-affiliated							$1,031,067	$981,738	203.74%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						$36,616	$36,616	7.60%
Total Cash and Cash Equivalents							36,616	36,616	7.60
Total Portfolio Investments, Cash and Cash Equivalents							$1,067,683	$1,018,354	211.34%

December 31, 2022
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Goldman Sachs International	March 15, 2023	$13,574	€12,688	—	$(78)	0.0%
Goldman Sachs International	March 15, 2023	$43,460	CAD 59,121	—	$(252)	-0.1%
Goldman Sachs International	March 15, 2023	CAD 3,151	$2,336	—	$(6)	0.0%
					$(336)	-0.1%

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
(4)
Variable rate loans to the portfolio companies are indexed to the London Interbank Offered Rate (“LIBOR”, or “LIBO Rate”) (denoted as “L”), Canadian Dollar Offered Rate (“CDOR”) (denoted as “C”) or Secured Overnight Financing Rate (“SOFR”) (denoted as “S”) and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022.
(5)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2022.

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
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, qualifying assets represented approximately 80.8% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd	Delayed Draw	6/18/2027	$1,280	$(63)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(182)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,167	(45)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	5,538	(76)
Natural Partners, Inc.	Revolver	3/15/2028	2,813	(94)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Delayed Draw	8/16/2027	4,704	(134)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Revolver	8/16/2027	3,136	(113)
Total Unfunded Commitments			$25,253	$(707)
(13)
Investment was on non-accrual status as of December 31, 2022, meaning that the Company has ceased recognizing interest income on these investments. As of December 31, 2022, debt investments on non-accrual status represented 1.1% and 0.4% of total investments on an amortized cost basis and fair value basis, respectively.
(14)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of December 31, 2022, $26,891 was held in FGTXX and had an average one year yield of 1.59%.
(15)
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

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2021

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Consumer
Spring Education Group Inc.		L + 4.25%	0.00%	4.47%	7/30/2025	29,059	27,815	27,997	9.27
Vision Purchaser Corp.	(8)	L + 6.25%	1.50%	7.75%	6/10/2025	29,247	28,679	28,735	9.51
							56,494	56,732	18.78
Telecommunications
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,060	24,144	7.99
Intelsat Jackson Holdings SA	LU(10)(11)	N/A	N/A	8.63%	1/2/2024	4,000	4,007	3,992	1.32
Ligado Networks LLC	(9)	N/A	N/A	15.50% PIK	11/1/2023	10,208	8,660	8,373	2.77
							36,727	36,509	12.08
Wholesale
Dealer Tire LLC		L + 4.25%	0.00%	4.35%	12/12/2025	24,376	24,224	24,339	8.06
FleetPride Inc.		L + 4.50%	0.00%	4.60%	2/4/2026	29,974	29,919	29,950	9.92
							54,143	54,289	17.98
Total First Lien Debt							484,704	486,044	160.95%
Second Lien Debt
Chemicals, Plastics and Rubber
Kaman Corp.	(8)(9)	L + 9.00%	0.00%	9.13%	8/13/2027	37,763	35,130	35,119	11.63
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	L + 8.25%	1.00%	9.25%	12/30/2028	25,777	25,136	25,293	8.38
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	11,378	11,605	11,947	3.96
Services: Business
Trace3 Inc.	(8)(9)	L + 7.50%	0.50%	8.00%	10/6/2029	33,750	32,835	32,842	10.87
Services: Consumer
Midwest Veterinary Partners LLC	(8)	L + 7.50%	0.75%	8.25%	4/26/2029	40,000	40,186	40,195	13.31
Total Second Lien Debt							144,892	145,396	48.15%
Unsecured Debt
Transportation: Consumer
Vistajet Malta Finance PLC	(9)(11)	N/A	N/A	10.50%	6/1/2024	33,757	36,093	36,220	11.99
Total Unsecured Debt							36,093	36,220	11.99%
Preferred Equity
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		25,171	25,043	24,697	8.18
Total Preferred Equity							25,043	24,697	8.18
Total Investments - non-controlled/non-affiliated							$690,732	$692,357	229.27%
Cash and Cash Equivalents
Cash and Cash Equivalents	(13)						12,203	12,203	4.04
Total Cash and Cash Equivalents							12,203	12,203	4.04
Total Portfolio Investments, Cash and Cash Equivalents							$702,935	$704,560	233.31%

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

On October 19, 2022, the Adviser entered into a definitive business combination agreement with BDT & Company Holdings, L.P. (“BDT”), pursuant to which the two companies agreed to combine their respective businesses to create an advisory and investment firm that will seek to serve the needs of family- and founder-led business owners and strategic, long-term investors.

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

The accompanying consolidated financial statements and related financial information have been prepared in accordance U.S. GAAP and pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the 1933 Act.

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

Restricted Cash

Restricted cash consists of cash collateral that has been pledged to cover obligations of the Company according to its derivative contracts and demand deposits held at Goldman Sachs International. Management believes the credit risk related to its demand deposits is minimal.

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

Securities and Exchange Commission (“SEC”) Disclosure Update and Simplification

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

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both December 31, 2022 and December 31, 2021. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the year ended December 31, 2022, the Company did not incur any interest or penalties.

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

In January 2021, the FASB issued Accounting Standards Update 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. On December 21, 2022, the FASB issued Accounting Standards Update 2022-06 (”ASU 2022-06“) to defer the sunset date of ASC 848 until December 31, 2024. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2024, except for hedging transactions as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has evaluated and will continue to evaluate the adoption of ASU 2020-04 and 2021-01 and determined it has no material impact on its consolidated financial statements at this time.

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

Administration Agreement

On November 24, 2021, the Company entered into the Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to Shareholders and reports filed with the United States SEC, preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies.

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

The following table presents the related party fees, expenses and transactions for the year ended December 31, 2022 and for the period ended December 31, 2021:

Related Party	Source Agreement & Description	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$6,327	$155
Adviser	Advisory Agreement - income based incentive fee	6,900	56
Adviser	Advisory Agreement - board of directors' fees	290	11
Adviser	Advisory Agreement - capital gains incentive fee	(256)	256
Administrator	Administration Agreement - Administrative expense	1,571	—

(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022			December 31, 2021
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$774,611	$748,545	76.25%	$484,704	$486,044	70.20%
Second lien debt	227,937	210,926	21.48	144,892	145,396	21.00
Unsecured debt	—	—	0.00	36,093	36,220	5.23
Preferred equity	28,519	22,267	2.27	25,043	24,697	3.57
Total investments	$1,031,067	$981,738	100.00%	$690,732	$692,357	100.00%

The industry composition of investments at fair value as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022	December 31, 2021
Aerospace & Defense	7.04%	2.99%
Automobile	0.20	0.52
Beverage, Food & Tobacco	1.92	—
Capital Equipment	5.16	—
Chemicals, Plastics & Rubber	3.91	6.29
Consumer goods: Non-durable	5.47	7.22
Energy: Oil & Gas	7.03	14.59
Healthcare & Pharmaceuticals	9.01	1.85
High Tech Industries	3.39	—
Hotel, Gaming & Leisure	6.58	2.36
Media: Advertising, Printing & Publishing	4.60	6.69
Media: Diversified & Production	9.21	10.62
Metals & Mining	0.32	—
Retail	2.33	3.67
Services: Business	12.90	10.85
Services: Consumer	16.62	14.01
Telecommunications	2.14	5.27
Transportation: Consumer	—	5.23
Wholesale	2.17	7.84
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$915,615	$871,550	88.78%	180.88%
Canada	46,666	44,014	4.48	9.13
Luxembourg	51,305	50,273	5.12	10.43
Spain	14,764	13,917	1.42	2.89
United Kingdom	2,717	1,984	0.20	0.41
Total	$1,031,067	$981,738	100.00%	203.74%

	December 31, 2021
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$622,968	$624,238	90.16%	206.71%
Canada	32,515	32,905	4.75	10.90
Luxembourg	16,866	16,806	2.43	5.56
Spain	14,772	14,798	2.14	4.90
United Kingdom	3,611	3,610	0.52	1.20
Total	$690,732	$692,357	100.00%	229.27%

As of December 31, 2022 and December 31, 2021, one and zero loans in the portfolio were on non-accrual status, respectively.

As of December 31, 2022, on a fair value basis, approximately 87.7% of our performing debt investments bore interest at a floating rate and approximately 12.3% of our performing debt investments bore interest at a fixed rate.

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

The following tables present the open foreign currency forward contracts as of December 31, 2022:

December 31, 2022
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	€12,688	$13,574	$13,652	$(78)
CAD	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	CAD 59,121	43,460	43,712	(252)
CAD	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	CAD (3,151)	(2,336)	(2,330)	(6)
Total					$54,698	$55,034	$(336)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the year ended December 31, 2022 and for the period ended December 31, 2021:

	Statement Location	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$1,653	$—
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(336)	$—
Net realized and unrealized gains on foreign currency forward contracts		$1,317	$—
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

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

The following table presents the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of December 31, 2022:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2022	Goldman Sachs International	$—	$(336)	$336	$—
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of December 31, 2022 and December 31, 2021, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$254,386	$494,159	$748,545
Second lien debt	—	15,239	195,687	210,926
Preferred equity	—	—	22,267	22,267
Cash and cash equivalents	36,616	—	—	36,616
Total Portfolio Investments, Cash and Cash Equivalents	$36,616	$269,625	$712,113	$1,018,354
Percentage of Total	3.60%	26.48%	69.93%	100.00%
Foreign currency forward contracts	$—	$(336)	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$216,884	$269,162	$486,046
Second lien debt	—	11,947	133,447	145,394
Unsecured debt	—	36,220	—	36,220
Preferred equity	—	—	24,697	24,697
Cash and cash equivalents	12,203	—	—	12,203
Total Portfolio Investments, Cash and Cash Equivalents	$12,203	$265,051	$427,306	$704,560
Percentage of Total	1.73%	37.62%	60.65%	100.00%

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2022 and for the period ended December 31, 2021:

	For the Year Ended December 31, 2022
	First Lien Debt	Second Lien Debt	Preferred Equity	Total
Fair value, beginning of period	$269,162	$133,447	$24,697	$427,306
Purchase of investments (including PIK)	277,478	113,001	3,475	393,954
Proceeds from principal repayments and sales of investments	(108,329)	(37,763)	—	(146,092)
Amortization of premium/accretion of discount, net	1,712	214	1	1,927
Net realized gain (loss) on investments	677	2,630	—	3,307
Net change in unrealized appreciation (depreciation) on investments	(10,954)	(15,842)	(5,906)	(32,702)
Transfers out of Level 3 (1)	—	—	—	—
Transfers to Level 3 (2)	64,413	—	—	64,413
Fair value, end of year	$494,159	$195,687	$22,267	$712,113
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2022	$(11,016)	$(15,853)	$(5,906)	$(32,775)
(1)
Transfers are done at the value of the investment at the beginning of the period. For the year ended December 31, 2022, zero investments were transferred from Level 3 to Level 2, as valuation coverage was not reduced to one or less independent pricing service.
(2)
Transfers are done at the value of the investment at the beginning of the period. For the year ended December 31, 2022, two investments were transferred from Level 2 to Level 3, as valuation coverage was reduced to one or less independent pricing service.

	For the Period Ended December 31, 2021 (1)
	First Lien Debt	Second Lien Debt	Preferred Equity	Total
Fair value, beginning of period	$—	$—	$—	$—
Purchase of investments (including PIK)	270,631	133,275	25,043	428,949
Proceeds from principal repayments and sales of investments	(2,073)	—	—	(2,073)
Amortization of premium/accretion of discount, net	44	15	1	60
Net realized gain (loss) on investments	68	—	—	68
Net change in unrealized appreciation (depreciation) on investments	492	157	(347)	302
Fair value, end of period	$269,162	$133,447	$24,697	$427,306
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2021	$468	$181	$(347)	$302
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2022 and December 31, 2021, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$408,366	Market Yield Analysis	Market Yield Discount Rates	10.48%	24.98%	14.09%
	13,917	Recent Transaction	Transaction Price	100.00	100.00	100.00
	422,283
Second lien debt	127,437	Market Yield Analysis	Market Yield Discount Rates	13.24%	15.87%	14.49%
	127,437
Preferred equity	22,267	Market Yield Analysis	Market Yield Discount Rates	17.11%	20.52%	18.81%
Total	$571,987

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$221,516	Market Yield Analysis	Market Yield Discount Rates	7.25%	17.25%	10.90%
	39,200	Recent Transaction	Transaction Price	98.00	98.00	98.00
	260,716
Second lien debt	98,328	Market Yield Analysis	Market Yield Discount Rates	9.08%	9.96%	9.40%
Preferred equity	24,697	Market Yield Analysis	Market Yield Discount Rates	14.20%	14.20%	14.20%
Total	$383,741
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2022 and December 31, 2021, the Company had investments of this nature measured at fair value totaling $140.1 million and $43.6 million, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of both December 31, 2022 and December 31, 2021, respectively, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates.

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

The Company’s outstanding debt obligations as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I Facility	$485,000	$392,000	$387,590	$93,000	12/21/2026
Subscription Facility	200,000	145,000	144,499	55,000	12/21/2023
Total	$685,000	$537,000	$532,089	$148,000

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I Facility	$400,000	$220,000	$215,590	$180,000	12/21/2026
Subscription Facility	200,000	190,000	189,331	10,000	12/21/2022
Total	$600,000	$410,000	$404,921	$190,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)
The unused portion is the amount upon which commitment fees are based, if any.

The components of interest expense for the year ended December 31, 2022 and for the period ended December 31, 2021 were as follows:

	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Stated interest expense	$21,119	$282
Unused/undrawn fees	466	28
Administration fees	1,026	30
Amortization of deferred financing costs	1,541	48
Total interest expense	$24,152	$388
Average borrowings	$482,333	$410,000

Weighted average interest rate (2)	4.69%	2.71%
Amortization of financing costs	0.32%	0.38%
Total borrowing costs	5.01%	3.09%
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.
(2)
Calculated as the amount of the sum of stated interest expense, unused/undrawn fees, and administration fees all divided by the average borrowings during the reporting period. This number represents an annualized amount.

Description of the Company's Credit Facilities

SPV I Facility

On December 21, 2021, SPV I, the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility with Deutsche Bank AG, New York Branch (“DB”) (the “SPV I Facility”), which was subsequently amended on November 21, 2022 and December 16, 2022. DB serves as facility agent, U.S. Bank National Association, serves as collateral agent and collateral custodian and the Company serves as servicer under the SPV I Facility.

As of the November 21, 2022 amendment advances under the SPV I Facility bear interest at a per annum rate equal to the three-month SOFR in effect, plus the applicable margin of 2.41% per annum, inclusive of a credit spread adjustment (“CSA”) of 0.26%, with a SOFR floor of 0.25%. SPV I pays a commitment fee of 0.25% per annum (or 0.50% per annum if borrowings are less than 75% of the commitment amount) on the average daily unused amount of the financing commitments until the third anniversary of the SPV I Facility. Additionally, SPV I pays DB an administrative agent fee 0.25% of the total commitment amount for serving as facility agent.

Prior to the November 21, 2022 amendment, Advances under the SPV I Facility bore interest at a per annum rate equal to the three-month LIBOR in effect, plus the applicable margin of 2.15% per annum with a LIBOR floor of 0.25%. The commitment fee and the administrative agent fee were unchanged.

The maximum commitment amount of the SPV I Facility which was $400 million as of December 31, 2021 increased to $485 million as of December 16, 2022. Proceeds from borrowings under the SPV I Facility may be used to fund portfolio investments by SPV I. The period during which SPV I may make borrowings under the SPV I Facility expires on December 31, 2024 and the SPV I Facility is scheduled to mature on December 21, 2026.

Subscription Facility

On December 21, 2021, the Company entered into a senior secured revolving credit facility (the “Subscription Facility”) with Bank of America, N.A. (“BAML”). BAML serves as administrative agent and lender.

The Subscription Facility provides for secured borrowings of up to $200 million. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the 1940 Act. The Subscription Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $40 million. Proceeds from the borrowings under the Subscription Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. On December 21, 2022 the Subscription Facility’s maturity date was extended from December 21, 2022 to December 21, 2023.

Advances under the Subscription Facility generally bear interest at a per annum rate equal to the daily Bloomberg Short-Term Bank Yield Index (“BSBY”) rate in effect, plus the applicable margin of 2.00% per annum. The Company pays a commitment fee of 0.25% per annum on the average daily unused amount of the financing commitments.

As of both December 31, 2022 and December 31, 2021, respectively, the Company is in compliance with all covenants associated with both of its credit facilities.

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statement of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2022 and December 31, 2021, the Company’s unfunded commitments consisted of the following:

December 31, 2022
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd	Delayed Draw	6/18/2027	$1,280	$(63)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(182)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,167	(45)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	5,538	(76)
Natural Partners, Inc.	Revolver	3/15/2028	2,813	(94)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Delayed Draw	8/16/2027	4,704	(134)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Revolver	8/16/2027	3,136	(113)
Total Unfunded Commitments			$25,253	$(707)

December 31, 2021
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd.	Delayed Draw	6/18/2027	$16,000	$(160)
Management Consulting & Research LLC	Revolver	8/16/2027	3,136	(61)
Total Unfunded Commitments			$19,136	$(221)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both December 31, 2022 and December 31, 2021, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

In connection with its formation, the Company has the authority to issue up to 100 million shares. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of December 31, 2022, the Company had received Capital Commitments totaling approximately $1.1 billion ($562.6 million remaining undrawn), all of which were from affiliates of the Adviser.

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
Total	20,287,973	$489,988

Distributions

As of December 31, 2022, the Company had declared the following distributions:

			Regular	Special	Per Share
Date Declared	Record Date	Payment Date	Distribution	Distribution	Amount	Total Amount
March 30, 2022	March 31, 2022	April 15, 2022	$0.57	$0.03	$0.60	$7,200
June 28, 2022	June 29, 2022	July 15, 2022	$0.57	$0.06	$0.63	$9,321
September 20, 2022	September 20, 2022	October 17, 2022	$0.57	$—	$0.57	$8,646
December 29, 2022	December 29, 2022	December 30, 2022	$0.65	$0.43	$1.08	$19,800
Total distributions					$2.88	$44,967
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

The following table summarizes the DRP shares issued to shareholders who have “opted in” to the DRP during the year ended December 31, 2022 and the value of such shares as of the payment dates:

Payment Date	DRP Shares Value	DRP Shares Issued
April 15, 2022	$7,200	286,055
July 15, 2022	$9,321	373,593
October 17, 2022	$8,646	377,076
December 30, 2022	$18,056	801,437
	$43,223	1,838,161

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the year ended December 31, 2022 and for the period ended December 31, 2021:

	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Net increase in net assets resulting from operations	$(8,408)	$1,998
Weighted average shares outstanding	14,575,572	12,000,000
Earnings per share	$(0.58)	$0.17
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

Note 11. Taxable/Distributable Income

Prior to January 1, 2022 the Company was setup as a partnership. Taxable information displayed below is for the period commencing after the Company converted to a Corporation.

The tax character of distributions for the year ended December 31, 2022 was as follows:

December 31, 2022
Ordinary income (including net short-term capital gains)	$44,965
Capital gains	—
Return of capital	2
Total taxable distributions	$44,967

The components of Accumulated Earnings (Losses) on a tax basis for the year ended December 31, 2022 were as follows:

December 31, 2022
Undistributed ordinary income - net	$—
Undistributed long-term capital gains	—
Total undistributed earnings	—
Capital loss carryforward	—
Unrealized earnings (losses) - net	(51,283)
Timing differences	(2,193)
Total accumulated earnings (losses) - net	$(53,476)

For the year ended December 31, 2022 the Company made the following reclassifications of permanent book to tax basis differences:

December 31, 2022
Paid-in capital in excess of par value	$2,099
Net distributable earnings (accumulated losses)	$(2,099)

The following table reconciles net decrease in net assets resulting from operations to total taxable income and gains available for distributions for the year ended December 31, 2022:

December 31, 2022
Net increase (decrease) in net assets resulting from operations	$(8,408)
Net change in unrealized appreciation (depreciation)	51,283
Unearned performance-based incentive fee on unrealized gains	(256)
Basis adjustment for corporate conversion	(249)
Post October loss deferral	2,533
Other book-tax differences	64
Total taxable distributions	$44,967

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes for the year ended December 31, 2022 were as follows:

December 31, 2022
Tax cost	$1,031,935
Gross unrealized appreciation	2,320
Gross unrealized depreciation	(52,517)
Net unrealized investment appreciation (depreciation) on investments	$981,738

The difference between GAAP-basis tax basis unrealized gains (losses) is attributable primarily to wash sales, net mark to market gains (losses) on foreign currency contracts.

Tax Information (unaudited)

During the year ended December 31, 2022, the Company designated approximately 73% of its distributions from net investment income as interested related dividends pursuant to Section 871(k) of the Code.

During the year ended December 31, 2022, the Company designated 95% of the dividends paid from net investment company taxable income as Section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $0, as capital gain dividends paid during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company designated $2.8 million as short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code.

Note 12. Financial Highlights

The following are the financial highlights for the year ended December 31, 2022 and for the period ended December 31, 2021:

	Year Ended December 31, 2022	Period Ended December 31, 2021 (1)
Per Share Data:
Net assets, beginning of period	$25.17	$—
Net investment income (2)	2.70	0.02
Net realized gain (loss) (2)	0.24	0.01
Net change in unrealized appreciation (depreciation) (3)	(3.52)	0.14
Net increase in net assets resulting from operations	(0.58)	0.17
Distributions declared from net investment income (4)	(2.88)	—
Issuance of shares	0.07	25.00
Total increase (decrease) in net assets	(3.39)	25.17
Net assets, end of period	$21.78	$25.17
Shares outstanding, end of period	22,126,135	12,000,000
Total return based on NAV (5)	(2.46)%	0.68%
Ratios:
Expenses to average net assets (6)	11.28%	11.74%
Net investment income to average net assets (6)	10.77%	6.71%
Portfolio turnover rate (7)	32.49%	0.36%
Supplemental Data:
Net assets, end of period	$481,846	$301,998
Total capital commitments, end of period	$1,052,600	$800,000
Ratios of total contributed capital to total committed capital, end of period	46.55%	37.50%
Average debt outstanding	$482,333	$410,000
Asset coverage ratio (8)	189.7%	173.7%
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.
(2)
The per share data was derived by using the weighted average shares outstanding during the period.
(3)
For the year ended December 31, 2022 the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(4)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (See Note 9).
(5)
Total return (not annualized) is calculated as the change in net assets per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company's distribution reinvestment plan), divided by the net assets per share at the beginning of the period.
(6)
Amounts are annualized except for non-recurring income and expenses (other income, organization and offering expenses and incentive fees on capital gains).
(7)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported.
(8)
In accordance with the 1940 Act, with certain, limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Note 13. Subsequent Events

On January 1, 2023, the Adviser completed the previously announced business combination with BDT & Company Holdings, L.P. (the “Transaction”), and its subsidiaries, which includes BDT Capital Partners, LLC (“BDT Capital”), a SEC-registered investment adviser, and BDT & MSD Partners, LLC, a SEC registered broker-dealer and member of the Financial Industry Regulatory Authority (”FINRA”). Upon the closing of the Transaction, BDT & Company Holdings, L.P. was renamed BDT & MSD Holdings, L.P. (“BDT”) and BDT, and its subsidiaries, became affiliates of the Adviser and the Company.

Subsequent to December 31, 2022, the Company invested in the senior secured loans of Cobham Holdings Inc., Wood Mackenzie, Inc., and DFS Holding Company, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

b)
Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

c)
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2023 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Information relating to our and the Adviser’s codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in “Part 1, Item 1. Business-Regulation as a Business Development Company-Code of Ethics” of this Form 10-K.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.

Part IV.

Item 15. Exhibits and Consolidated Financial Statement Schedules.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation effective as of January 1, 2022 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
3.2	Amended and Restated By Laws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 10 (File No. 000-56375) filed on March 3, 2022)
4.1	Description of Securities*
10.1

Investment Advisory Agreement between the Company and the Adviser dated November 24, 2021 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.2	Investment Advisory Agreement between the Company and the Adviser effective January 1, 2023*
10.3

Administration Agreement Advisory Agreement between the Company and the Adviser dated November 24, 2021 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.4	Administration Agreement Advisory Agreement between the Company and the Adviser effective January 1, 2023*
10.5	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
10.6

Custody Agreement between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.7	First Amendment to the Custody Agreement between the Company and U.S. Bank National Association*
10.8

Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.9

Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.10

Amendment No.1 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian,*

10.11

Amendment No. 2 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian*

10.12

Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSD Investment Corp.

Date:	March 23, 2023	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	March 23, 2023	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Platek		March 23, 2023
Robert Platek	Chief Executive Officer

/s/ Brian S. Williams		March 23, 2023
Brian S. Williams	Chief Financial Officer & Treasurer

/s/ James Chapman		March 23, 2023
James Chapman	Director

/s/ Joseph Branch		March 23, 2023
Joseph Branch	Director

/s/ Louisa Rodriguez		March 23, 2023
Louisa Rodriguez	Director