Form 10-Q
period 2023-03-31
MSD Investment Corp.
filed 2023-05-12
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 12, 2023 was 29,812,264.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company. In addition to the other information set forth in this report, you should carefully consider the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on March 23, 2023, which are accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results.

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$1,187,235	$981,738
Cash and cash equivalents	42,360	36,616
Restricted cash	66,656	4,320
Interest receivable	8,581	6,803
Principal receivable	6,676	16,523
Prepaid expenses and other assets	82	1,077
Total assets	$1,311,590	$1,047,077

LIABILITIES
SPV I facility	$485,000	$392,000
Subscription facility	200,000	145,000
Deferred financing costs net of accumulated amortization	(4,510)	(4,911)
Total debt, net of financing costs	680,490	532,089
Payable for investments purchased	42,807	24,729
Interest payable	12,596	6,157
Financing costs payable	1,195	1,194
Distributions payable	16,073	—
Accrued professional fees	534	350
Unrealized depreciation on forward contracts	1,580	336
Accrued expenses and other liabilities	414	234
Management fees payable	2,109	83
Income based incentive fee payable	3,089	59
Due to affiliates	543	—
Total liabilities	$761,430	$565,231
Commitments and contingencies (Note 8)
NET ASSETS
Common stock, par value $0.001 (100,000,000 shares authorized, 24,728,043 and 22,126,135 shares issued and outstanding, respectively)	$25	$22
Paid-in capital in excess of par value	595,297	535,300
Distributable earnings (accumulated losses)	(45,162)	(53,476)
Total net assets	$550,160	$481,846
Net asset value per share	$22.25	$21.78

(1)
Non-controlled/non-affiliated investments at amortized cost $1,227,449 and $1,031,067 as of March 31, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$31,516	$12,695
Payment-in-kind interest income	2,228	463
Payment-in-kind dividend income	931	829
Other income	443	44
Total investment income	35,118	14,031
Expenses:
Interest expense	11,665	3,103
Income based incentive fee	3,030	1,289
Management fees	2,026	1,328
Administration expense	677	491
Professional fees	204	258
Board of directors’ fee	77	58
Custody expense	61	21
Transfer agency fees	52	13
General and other expenses	45	42
Organization and offering costs	18	120
Capital gains incentive fee	—	(256)
Total expenses	17,855	6,467
Net investment income (loss)	17,263	7,564

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(1,128)	3,323
Foreign currency forward contracts	606	—
Foreign currency transactions	(220)	(3)
Net realized gain (loss)	(742)	3,320
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	9,114	(6,294)
Foreign currency forward contracts	(1,245)	—
Foreign currency transactions	(3)	—
Net change in unrealized appreciation (depreciation)	7,866	(6,294)
Net realized and unrealized gain (loss)	7,124	(2,974)
Net increase (decrease) in net assets resulting from operations	$24,387	$4,590

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.76	$0.63
Earnings per share (basic and diluted)	$1.07	$0.38
Distributions declared per share	$0.65	$0.60
Weighted average shares outstanding (basic and diluted)	22,812,352	12,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2022	22,126,135	$22	$535,300	$(53,476)	$481,846
Operations:
Net investment income	—	—	—	17,263	17,263
Net realized gain (loss)	—	—	—	(742)	(742)
Net change in unrealized appreciation (depreciation)	—	—	—	7,866	7,866
Net increase (decrease) in net assets resulting from operations	—	—	—	24,387	24,387
Shareholder distributions:
Distributions paid or accrued	—	—	—	(16,073)	(16,073)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(16,073)	(16,073)
Capital Share Transactions:
Issuance of shares	2,601,908	3	59,997	—	60,000
Net increase (decrease) for the period	2,601,908	3	59,997	8,314	68,314
Balance, March 31, 2023	24,728,043	$25	$595,297	$(45,162)	$550,160

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2021 (1)	12,000,000	$12	$299,988	$1,998	$301,998
Operations:
Net investment income	—	—	—	7,564	7,564
Net realized gain (loss)	—	—	—	3,320	3,320
Net change in unrealized appreciation (depreciation)	—	—	—	(6,294)	(6,294)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,590	4,590
Shareholder distributions:
Distributions paid or accrued	—	—	—	(7,200)	(7,200)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(7,200)	(7,200)
Net increase (decrease) for the period	—	—	—	(2,610)	(2,610)
Balance, March 31, 2022	12,000,000	$12	$299,988	$(612)	$299,388

(1)
The Company converted from MSD Investment, LLC to MSD Investment Corp. on January 1, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

	For the Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$24,387	$4,590
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(2,228)	(1,282)
Net accretion of discount and amortization of premium	(1,877)	(910)
Proceeds from sale of investments and principal repayments	37,348	86,461
Purchases of investments	(230,754)	(106,080)
Net realized (gains) losses on investments	1,128	(3,323)
Net change in unrealized (appreciation) depreciation on investments	(9,114)	6,294
Net receipt of settlement of derivatives	606	—
Net realized (gains) losses on derivatives	(606)	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	1,245	—
Amortization of deferred financing costs	401	375
(Increase) decrease in operating assets:
Interest receivable	(1,778)	(2,078)
Principal receivable	9,847	2,418
Prepaid expenses and other assets	995	(27)
Increase (decrease) in operating liabilities:
Due to affiliates	543	141
Payable for investments purchased	18,078	—
Management fees payable	2,026	1,173
Income based incentive fee payable	3,030	1,233
Capital gains incentive fee payable	—	(256)
Interest payable	6,439	781
Accrued professional fees	184	(6)
Accrued expenses and other liabilities	180	103
Net cash provided (used in) by operating activities	(139,920)	(10,393)
Cash flow from financing activities
Proceeds from issuance of shares	60,000	—
Debt borrowings	228,000	114,000
Debt repayments	(80,000)	(95,000)
Deferred financing costs paid	—	(171)
Net cash provided by (used in) financing activities	208,000	18,829
Net increase in cash, cash equivalents, and restricted cash	68,080	8,436
Cash, cash equivalents, and restricted cash, beginning of period	40,936	12,203
Cash, cash equivalents, and restricted cash, end of period	$109,016	$20,639
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$42,360	$20,639
Restricted cash	$66,656	$—
Total cash, cash equivalents, and restricted cash	$109,016	$20,639
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$4,824	$1,947
Change in distributions payable	$16,073	$7,200
Financing cost payable	$—	$54

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Chromalloy Holdings LLC	(8)	S + 7.00%	1.00%	11.83%	11/23/2028	49,875	$47,965	$47,989	8.72%
Chromalloy Holdings LLC - Revolving Credit Facility	(8)(9)(12)	S + 7.00%	1.00%	11.91%	11/23/2027	—	(172)	(174)	(0.03)
Frontgrade Technologies Inc.	(8)(15)	S + 6.75%	0.75%	11.65%	1/9/2030	50,750	49,278	49,263	8.95
Frontgrade Technologies Inc. - Revolving Credit Facility	(8)(9)(12)(15)	S + 6.75%	0.75%	11.66%	1/9/2028	—	(150)	(154)	(0.03)
Systems Planning and Analysis, Inc.	(8)	S + 5.90%	1.00%	10.69%	8/16/2027	10,795	10,621	10,348	1.88
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 5.90%	1.00%	11.10%	8/16/2027	896	847	766	0.14
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 5.90%	0.00%	10.69%	8/16/2027	2,006	1,955	1,762	0.32
The Nordam Group Inc.		S + 5.60%	0.00%	10.41%	4/9/2026	11,736	10,546	9,113	1.66
							120,890	118,913	21.61
Automobile
McLaren Finance PLC	UK(10)(11)	N/A	N/A	7.50%	8/1/2026	2,689	2,716	2,242	0.41
Beverage, Food & Tobacco
LJ Perimeter Buyer, Inc.	(8)	S + 6.65%	1.00%	11.33%	10/31/2028	19,462	18,909	18,926	3.44
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.65%	1.00%	11.54%	10/31/2028	273	197	199	0.04
							19,106	19,125	3.48
Capital Equipment
Faraday Buyer, LLC	(8)	S + 7.00%	1.00%	11.86%	10/10/2028	34,833	33,857	33,860	6.16
Faraday Buyer, LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 7.00%	1.00%	11.80%	10/11/2028	—	(40)	(41)	(0.01)
Trillium FlowControl	LU(8)(10)(11)	S + 5.61%	1.00%	10.42%	6/28/2026	17,865	17,725	17,122	3.11
							51,542	50,941	9.26
Chemicals, Plastics & Rubber
Dubois Chemicals Group Inc.	(8)	S + 4.60%	0.00%	9.41%	9/30/2026	2,747	2,740	2,657	0.48
Hexion Holdings Corporation		S + 4.65%	0.50%	9.45%	3/15/2029	9,925	9,223	8,852	1.61
							11,963	11,509	2.09
Consumer Goods: Durable
Mattress Firm, Inc.	(9)	L + 4.25%	0.75%	9.56%	9/25/2028	1,329	1,266	1,238	0.22
Victra Finance Corp.	(9)	S + 7.25%	0.00%	12.16%	3/31/2029	6,726	6,545	6,535	1.19
Victra Finance Corp. - Corporate Bond	(9)	N/A	N/A	7.75%	2/15/2026	100	89	91	0.02
							7,900	7,864	1.43
Energy: Oil & Gas
CITGO Holdings Inc.	(9)	N/A	N/A	9.25%	8/1/2024	26,051	25,700	26,116	4.74
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	2,121	2,153	2,083	0.38
Saturn Oil and Gas Inc.	CN(8)(10)(11)	C + 11.50%	1.00%	16.52%	2/28/2026	CAD 135,434	99,131	96,984	17.63
							126,984	125,183	22.75
Healthcare & Pharmaceuticals
Bayer Environmental Services		S + 4.38%	0.50%	8.96%	8/4/2029	19,950	18,423	18,861	3.43
Charlotte Buyer, Inc.		S + 5.25%	0.00%	10.10%	2/11/2028	33,250	31,135	31,692	5.76
Natural Partners, Inc.	(8)	S + 6.15%	1.00%	11.04%	11/29/2027	38,053	37,429	36,886	6.70
Natural Partners, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.15%	1.00%	11.06%	11/29/2027	—	(46)	(86)	(0.02)
Press Ganey Holdings	(9)	L + 3.50%	0.00%	8.36%	7/24/2026	4,281	3,940	3,990	0.73
							90,881	91,343	16.60

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
High Tech Industries
Watchguard Technologies, Inc.		S + 5.25%	0.75%	10.11%	7/2/2029	34,825	$32,705	$33,127	6.02%
Hotel, Gaming & Leisure
Chuck E. Cheese		N/A	N/A	6.75%	5/1/2026	17,534	16,459	16,657	3.03
TouchTunes	(8)	S + 5.25%	0.50%	9.90%	4/2/2029	29,850	29,586	29,253	5.32
Viad Corp.	(11)	L + 5.00%	0.50%	9.92%	7/30/2028	4,358	4,351	4,151	0.75
							50,396	50,061	9.10
Media: Advertising, Printing & Publishing
Patientpoint Network Solutions, LLC	(8)	S + 7.26%	1.00%	12.16%	3/7/2025	31,728	31,259	31,112	5.66
Media: Diversified & Production
FilmRise Acquisitions, LLC	(8)(9)	N/A	N/A	13.50%	9/17/2025	18,086	18,094	17,473	3.18
Getty Images Inc.	(11)	S + 4.60%	0.00%	9.50%	2/19/2026	18,831	18,781	18,799	3.42
Candle Media Co Ltd	(8)	L + 6.00%	0.75%	10.84% (Incl 4.00% PIK)	6/18/2027	42,110	41,462	39,795	7.23
Candle Media Co Ltd - Delayed Draw Term Loan	(8)(9)(12)	L + 6.00%	0.75%	10.84% (Incl 4.00% PIK)	6/18/2027	15,393	15,170	14,489	2.63
							93,507	90,556	16.46
Metals & Mining
Conuma Coal Resources LTD	CN(9)(10)(11)	N/A	N/A	10.00%	5/1/2023	3,181	3,181	3,170	0.58
Retail
Xponential Fitness LLC	(8)(11)	L + 6.50%	1.00%	11.53%	2/28/2025	53,316	52,295	53,582	9.74
Services: Business
Muine Gall, LLC	(8)(9)(11)	L + 7.00%	0.50%	12.15% PIK	9/21/2024	46,047	46,063	46,396	8.43
Travelport Finance (Luxembourg) S.A.R.L.	LU(10)(11)	S + 8.75%	1.00%	13.59% (Incl 7.25% PIK)	2/28/2025	34,687	34,407	35,489	6.45
Wood Mackenzie, Inc.	(8)	S + 6.75%	0.75%	11.43%	2/1/2030	37,037	35,960	35,939	6.53
Wood Mackenzie, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.75%	0.75%	11.66%	2/1/2028	—	(86)	(88)	(0.02)
							116,344	117,736	21.39
Services: Consumer
CSC Serviceworks	(9)	L + 4.00%	0.75%	8.99%	3/4/2028	221	201	185	0.03
Spring Education Group Inc.		S + 4.00%	0.00%	8.90%	7/30/2025	46,629	44,938	46,112	8.38
Vision Purchaser Corp.	(8)	S + 6.40%	1.00%	11.30%	6/10/2025	28,871	28,501	27,544	5.01
Vision Purchaser Corp. - Incremental Term Loan	(8)	S + 6.40%	1.00%	11.30%	6/10/2025	2,517	2,481	2,402	0.44
							76,121	76,243	13.86
Telecommunications
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,046	18,615	3.38
Intelsat S.A.	LU(9)(10)(11)	S + 4.35%	0.50%	9.25%	2/1/2029	3,490	3,383	3,447	0.63
Ligado Networks LLC	(9)(13)	N/A	N/A	15.50% PIK	11/1/2023	11,928	11,287	3,638	0.66
							38,716	25,700	4.67
Wholesale
DFS Holdings Company, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 7.10%	0.75%	12.01%	1/31/2029	—	(65)	(65)	(0.01)
DFS Holdings Company, Inc.	(8)	S + 7.10%	0.75%	11.78%	1/31/2029	22,154	21,514	21,507	3.91
FleetPride Inc.		L + 4.50%	0.00%	9.34%	2/4/2026	21,654	21,639	21,454	3.90
							43,088	42,896	7.80
Total First Lien Debt							969,594	951,303	172.91%

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation	(9)	S + 7.54%	0.50%	12.30%	3/15/2030	35,000	$34,125	$28,846	5.24%
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	L + 8.25%	1.00%	13.09%	12/30/2028	34,198	33,464	31,687	5.76
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	16,378	16,466	14,986	2.72
Services: Business
DISA Holdings Corp.	(8)	S + 10.00%	0.75%	14.73%	3/9/2029	14,641	14,222	14,224	2.59
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)	S + 10.00%	0.75%	14.73%	3/9/2029	2,745	2,669	2,667	0.48
Trace3 Inc.	(8)(9)	L + 7.50%	0.50%	12.28%	10/8/2029	33,750	32,945	32,154	5.85
							49,836	49,045	8.92
Services: Consumer
Midwest Veterinary Partners LLC	(8)(9)	L + 7.50%	0.75%	12.34%	4/26/2029	50,000	50,041	46,945	8.53
Southern Veterinary Partners LLC	(9)	S + 7.85%	1.00%	12.61%	10/5/2028	45,000	44,087	41,175	7.49
Spring Education Group Inc.	(9)	L + 8.25%	0.00%	13.41%	7/30/2026	100	91	92	0.02
							94,219	88,212	16.04
Total Second Lien Debt							228,110	212,776	38.68%
Preferred Equity
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		30	29,461	22,761	4.14
Retail
Xponential Fitness LLC - Series A Preferred Stock	(8)(9)(11)			6.50%	7/27/2031	—	284	395	0.07
Total Preferred Equity							29,745	23,156	4.21
Total Investments - non-controlled/non-affiliated							$1,227,449	$1,187,235	215.80%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						99,625	99,625	18.11
Total Cash and Cash Equivalents							99,625	99,625	18.11
Total Portfolio Investments, Cash and Cash Equivalents							$1,327,074	$1,286,860	233.91%

March 31, 2023
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Goldman Sachs International	June 21, 2023	$97,042	CAD 133,162	—	$(1,580)	(0.3)%
					$(1,580)	(0.3)%

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
(4)
Variable rate loans to the portfolio companies are indexed to the London Interbank Offered Rate (“LIBOR” or “LIBO Rate”) (denoted as “L”), Canadian Dollar Offered Rate (“CDOR”) (denoted as “C”) or Secured Overnight Financing Rate (“SOFR”) (denoted as “S”) and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023.
(5)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2023.

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
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, qualifying assets represented approximately 77.1% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd	Delayed Draw	6/18/2027	$1,280	$(58)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(174)
Frontgrade Technologies Inc.	Revolver	1/9/2028	5,250	(154)
DFS Holding Company	Delayed Draw	1/31/2029	4,615	(65)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,167	(41)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	5,265	(66)
Natural Partners, Inc.	Revolver	11/29/2027	2,813	(86)
Wood Mackenzie, Inc.	Revolver	2/1/2028	2,963	(88)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	4,704	(160)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	2,240	(93)
Total Unfunded Commitments			$36,913	$(985)
(13)
Investment was on non-accrual status as of March 31, 2023, meaning that the Company has ceased recognizing interest income on these investments. As of March 31, 2023, debt investments on non-accrual status represented 0.9% and 0.3% of total investments on an amortized cost basis and fair value basis, respectively.
(14)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of March 31, 2023, $29,741 was held in FGTXX and had an average one year yield of 2.66%.
(15)
Portfolio company formerly known as (fka) Cobham Holdings Inc.

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

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2022

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation	(8)(9)	S + 7.54%	0.50%	11.86%	3/15/2030	35,000	34,091	27,300	5.67
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	L + 8.25%	1.00%	12.63%	12/30/2028	34,199	33,415	31,471	6.53
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	16,378	16,473	15,150	3.14
Services: Business
DISA Holdings Corp.	(8)	S + 10.00%	0.75%	14.32%	3/9/2029	14,641	14,207	14,207	2.95
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)	S + 10.00%	0.75%	14.22%	3/9/2029	2,745	2,666	2,664	0.55
Trace3 Inc.	(8)(9)	L + 7.50%	0.50%	10.56%	10/8/2029	33,750	32,914	32,068	6.65
							49,787	48,939	10.15
Services: Consumer
Midwest Veterinary Partners LLC	(8)(9)	L + 7.50%	0.75%	11.88%	4/26/2029	50,000	50,042	47,027	9.76
Southern Veterinary Partners LLC	(8)(9)	S + 7.85%	1.00%	12.17%	10/5/2028	45,000	44,038	40,950	8.50
Spring Education Group Inc.	(9)	L + 8.25%	0.00%	13.02%	7/30/2026	100	91	89	0.02
							94,171	88,066	18.28
Total Second Lien Debt							227,937	210,926	43.77%
Preferred Equity
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		29	28,519	22,267	4.62
Total Preferred Equity							28,519	22,267	4.62
Total Investments - non-controlled/non-affiliated							$1,031,067	$981,738	203.74%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						$36,616	$36,616	7.60%
Total Cash and Cash Equivalents							36,616	36,616	7.60
Total Portfolio Investments, Cash and Cash Equivalents							$1,067,683	$1,018,354	211.34%

December 31, 2022
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Goldman Sachs International	March 15, 2023	$13,574	€12,688	—	$(78)	0.0%
Goldman Sachs International	March 15, 2023	$43,460	CAD 59,121	—	$(252)	(0.1)%
Goldman Sachs International	March 15, 2023	CAD 3,151	$2,336	—	$(6)	0.0%
					$(336)	(0.1)%

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

(4)
Variable rate loans to the portfolio companies are indexed to the London Interbank Offered Rate”("LIBOR", or "LIBOR Rate") (denoted as "L"), Canadian Dollar Offered Rate ("CDOR") (denoted as "C") or Secured Overnight Financing Rate ("SOFR") (denoted as "S") and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022.
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
(15)
Portfolio company formerly known as (fka) Management Consulting Research, LLC.

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

On January 1, 2023, the Adviser completed the previously announced business combination with BDT & Company Holdings, L.P. (the “Transaction”), and its subsidiaries, which includes BDT Capital Partners, LLC (“BDT Capital”), a SEC-registered investment adviser, and BDT & MSD Partners, LLC, a SEC registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). Upon the closing of the Transaction, BDT & Company Holdings, L.P. was renamed BDT & MSD Holdings, L.P. (“BDT”) and BDT, and its subsidiaries, became affiliates of the Adviser and the Company.

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

The Company has entered into an investment advisory agreement (the “Original Advisory Agreement”) with MSD Partners, L.P., a Delaware limited partnership (the “Adviser”) under which the Adviser provides certain investment advisory and management services to the Company. Additionally, the company has entered into an administrative services agreement (the “Original Administration Agreement”) with MSD Partners, L.P. (in this capacity the “Administrator” and, collectively in its role as the Adviser “MSD”) under which the Administrator provides certain administrative and other services necessary for the Company to operate.

Effective January 1, 2023, MSD Investment Corp. (the “Company”) entered into a new investment advisory agreement (the “Advisory Agreement”), by and between the Company and the Adviser and a new administrative agreement (the “Administration Agreement” and together with the New Advisory Agreements, the “New Agreements”), by and between the Company and the Administrator. The terms of the New Agreements are substantially identical to those of the Original Advisory Agreement and Original Administrative Agreement, respectively, except that the reimbursement required to be made to the Administrator by the Company will be capped such that the amounts will not exceed an amount of 0.15% of total gross assets of the Company in any one calendar year.

MSD BDC SPV I, LLC (“SPV I”) is a Delaware limited liability company formed on June 14, 2021 and commenced operations on December 21, 2021, the date the first investment transaction closed. SPV I’s investment objectives are the same as the Company. MSD BDC SPV I, LLC (“SPV II” and together with SPV I, the “SPVs”) is a Delaware limited liability company formed on January 4, 2023 and commenced operations on March 31, 2023. The SPVs are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements, in accordance with the Company’s consolidation policy discussed in Note 2 Significant Accounting Policies.

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

The accompanying consolidated financial statements and related financial information have been prepared in accordance U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the 1933 Act.

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

Restricted Cash

Restricted cash consists of cash collateral that has been pledged to cover obligations of the Company according to its derivative contracts and demand deposits held at Goldman Sachs International, in addition to cash funded to escrow for prefunding deals. Management believes the credit risk related to its demand deposits is minimal.

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

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both March 31, 2023 and December 31, 2022. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the three months ended March 31, 2023 and 2022, the Company did not incur any interest or penalties.

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

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2021-01 is effective for all entities through December 31, 2022. On December 21, 2022, the FASB issued Accounting Standards Update 2022-06 (“ASU 2022-06“) to defer the sunset date of ASC 848 until December 31, 2024. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2024, except for hedging transactions as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has evaluated and will continue to evaluate the adoption of ASU 2021-01 and determined it has no material impact on its consolidated financial statements at this time.

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

Investment Advisory Agreement

On November 24, 2021, the Company entered into the Original Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

Effective January 1, 2023, the Company entered into the Advisory Agreement. The terms of the Advisory Agreement are substantially identical to those of the Original Advisory Agreement. Pursuant to the Advisory Agreement the Adviser is responsible for managing the investment and reinvestment of the assets of the Company, subject to the supervision of the Board, in accordance with the investment objective, policies and restrictions that are set forth in the Company’s registration statement on Form 10. For its services, the Adviser is entitled to receive a base management fee and an incentive fee as set forth in the New Advisory Agreement.

The Advisory Agreement may be terminated at any time, without the payment of any penalty upon 60 days' written notice, by the vote of a majority of the Board, in accordance with the requirements of the 1940 Act, or by the Adviser. Additionally, the Advisory Agreement will automatically terminate in event of an assignment. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years from January 1, 2023 and will remain in effect year to year thereafter if approved annually (i) by a majority of the Board who are not “interested persons” according to section 2(a)(19) of the 1940 Act (each an “Independent Director”) and (ii) the Board or the holders of a majority of the Company's outstanding voting securities.

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

The Company pays the Income-Based Fee with respect to the pre-incentive fee net investment income in each calendar quarter as follows:

•
No income-based incentive fee if the Company’s pre-incentive fee net investment income, expressed as a return on the value of our net assets at the end of the immediately preceding calendar quarter, does not exceed the hurdle rate of 1.5%;
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

Administration Agreement

On November 24, 2021, the Company entered into the Original Administration Agreement with the Administrator. Under the terms of the Original Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to Shareholders and reports filed with the United States SEC, preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies.

Effective January 1, 2023, the Company entered into the Administration Agreement (the “Administration Agreement”). The terms of the Administration Agreement are substantially similar to the prior administration agreement that was executed on November 24, 2021, except that the reimbursements required to be made to the Administrator by the Company will be capped such that the amounts will not exceed an amount of 0.15% of the total gross assets of the Company in any one calendar year. Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities

The Administration Agreement may be terminated at any time, without the payment of any penalty upon 60 days' written notice, by a vote of the outstanding voting securities of the Company, by the vote of a majority of the Board, or by the Administrator. Unless earlier terminated, the Investment Advisory Agreement will remain in effect for a period of two years from January 1, 2023 and will remain in effect year to year thereafter if approved annually (i) by a majority of the Independent Directors and (ii) the Board or the holders of a majority of the Company's outstanding voting securities

For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of MSD or any of its affiliates, subject to the Administration Cap.

Co-Investment Transactions Exemptive Relief

The Company was granted an SEC exemptive order, which grants the Company exemptive relief permitting the Company subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Adviser.

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

The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2023 and 2022:

		For the Three Months Ended March 31,
Related Party	Source Agreement & Description	2023	2022
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$2,026	$1,328
Adviser	Advisory Agreement - income based incentive fee	3,030	1,289
Adviser	Advisory Agreement - board of directors' fees	77	58
Adviser	Advisory Agreement - capital gains incentive fee	—	(256)
Administrator	Administration Agreement - administration expense	548	413

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$969,594	$951,303	80.13%	$774,611	$748,545	76.25%
Second lien debt	228,110	212,776	17.92	227,937	210,926	21.48
Preferred equity	29,745	23,156	1.95	28,519	22,267	2.27
Total investments	$1,227,449	$1,187,235	100.00%	$1,031,067	$981,738	100.00%

The industry composition of investments at fair value as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Aerospace & Defense	10.02%	7.04%
Automobile	0.19	0.20
Beverage, Food & Tobacco	1.61	1.92
Capital Equipment	4.29	5.16
Chemicals, Plastics & Rubber	3.40	3.91
Consumer goods: Durable	0.66	—
Consumer goods: Non-durable	4.59	5.47
Energy: Oil & Gas	10.54	7.03
Healthcare & Pharmaceuticals	7.69	9.01
High Tech Industries	2.79	3.39
Hotel, Gaming & Leisure	5.48	6.58
Media: Advertising, Printing & Publishing	2.62	4.60
Media: Diversified & Production	7.63	9.21
Metals & Mining	0.27	0.32
Retail	4.55	2.33
Services: Business	14.05	12.90
Services: Consumer	13.85	16.62
Telecommunications	2.16	2.14
Wholesale	3.61	2.17
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,066,906	$1,028,781	86.65%	187.00%
Canada	102,312	100,154	8.44	18.20
Luxembourg	55,515	56,058	4.72	10.19
United Kingdom	2,716	2,242	0.19	0.41
Total	$1,227,449	$1,187,235	100.00%	215.80%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$915,615	$871,550	88.78%	180.88%
Canada	46,666	44,014	4.48	9.13
Luxembourg	51,305	50,273	5.12	10.43
Spain	14,764	13,917	1.42	2.89
United Kingdom	2,717	1,984	0.20	0.41
Total	$1,031,067	$981,738	100.00%	203.74%

As of both March 31, 2023 and December 31, 2022, one investment in the portfolio was on non-accrual status.

As of March 31, 2023, on a fair value basis, approximately 91.0% of our performing debt investments bore interest at a floating rate and approximately 9.0% of our performing debt investments bore interest at a fixed rate.

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

The following tables present the open foreign currency forward contracts as of March 31, 2023 and December 31, 2022:

March 31, 2023
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CAD	June 21, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	CAD 133,162	$97,042	$98,622	$(1,580)
Total					$97,042	$98,622	$(1,580)

December 31, 2022
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	€12,688	$13,574	$13,652	$(78)
CAD	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	CAD 59,121	43,460	43,712	(252)
CAD	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	CAD (3,151)	(2,336)	(2,330)	(6)
Total					$54,698	$55,034	$(336)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the three months ended March 31, 2023:

	Statement Location	For the Three Months Ended March 31, 2023
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$606
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(1,245)
Net realized and unrealized gains on foreign currency forward contracts		$(639)

There was no activity for the three months ended March 31, 2022.

For derivatives traded under an International Swaps and Derivatives Association Master Agreement (“ISDA Master Agreement”), the collateral requirements are typically calculated by netting the mark-to-market amount for each transaction under such agreement and comparing that amount to the value of any collateral currently pledged by the Company or the counterparty. Cash collateral that has been pledged, if any, to cover obligations of the Company and cash collateral received from the counterparty, if any, is reported on the consolidated statements of assets and liabilities as collateral deposits (received) for foreign currency forward contracts. Generally, the amount of collateral due from or to a party has to exceed a minimum transfer amount threshold before a transfer is required. To the extent amounts due to the Company from a counterparty are not fully collateralized, the Company bears the risk of loss from counterparty non-performance.

The following table presents the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of March 31, 2023 and December 31, 2022:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
March 31, 2023	Goldman Sachs International	$—	$(1,580)	$1,580	$—

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2022	Goldman Sachs International	$—	$(336)	$336	$—
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of March 31, 2023 and December 31, 2022, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$315,657	$635,646	$951,303
Second lien debt	—	85,099	127,677	212,776
Preferred equity	—	—	23,156	23,156
Cash and cash equivalents	99,625	—	—	99,625
Total Portfolio Investments, Cash and Cash Equivalents	$99,625	$400,756	$786,479	$1,286,860
Percentage of total	7.74%	31.14%	61.12%	100.00%
Foreign currency forward contracts	$—	$(1,580)	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$254,386	$494,159	$748,545
Second lien debt	—	15,239	195,687	210,926
Preferred equity	—	—	22,267	22,267
Cash and cash equivalents	36,616	—	—	36,616
Total Portfolio Investments, Cash and Cash Equivalents	$36,616	$269,625	$712,113	$1,018,354
Percentage of total	3.60%	26.48%	69.93%	100.00%
Foreign currency forward contracts	$—	$(336)	$—	$—

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$494,159	$195,687	$22,267	$712,113
Purchase of investments (including PIK)	212,848	—	1,443	214,291
Proceeds from principal repayments and sales of investments	(34,411)	—	(214)	(34,625)
Amortization of premium/accretion of discount, net	823	97	(3)	917
Net realized gain (loss) on investments	(683)	—	(1)	(684)
Net change in unrealized appreciation (depreciation) on investments	3,095	143	(336)	2,902
Transfers out of Level 3 (1)	(40,185)	(68,250)	—	(108,435)
Fair value, end of period	$635,646	$127,677	$23,156	$786,479
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2023	$2,248	$143	$(336)	$2,055

	For the Three Months Ended March 31, 2022
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$269,162	$133,447	$24,697	$427,306
Purchase of investments (including PIK)	57,628	—	818	58,446
Proceeds from principal repayments and sales of investments	(7,694)	(37,763)	—	(45,457)
Amortization of premium/accretion of discount, net	461	36	11	508
Net realized gain (loss) on investments	85	2,630	—	2,715
Net change in unrealized appreciation (depreciation) on investments	(961)	(842)	(410)	(2,213)
Transfers out of Level 3 (1)	(2,775)	—	—	(2,775)
Fair value, end of period	$315,906	$97,508	$25,116	$438,530
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2022	$(961)	$(853)	$(410)	$(2,224)
(1)
Transfers are done at the value of the investment at the beginning of the period. For the three months ended March 31, 2023 and 2022 four and one investments, respectively, were transferred from Level 3 to Level 2, as valuation coverage was not reduced to one or less independent pricing service.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2023 and December 31, 2022, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$603,736	Market Yield Analysis	Market Yield Discount Rates	9.98%	24.10%	13.93%

Second lien debt	127,678	Market Yield Analysis	Market Yield Discount Rates	12.74%	16.30%	14.27%

Preferred equity	22,761	Market Yield Analysis	Market Yield Discount Rates	17.53%	20.94%	19.24%
Total	$754,175

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$408,366	Market Yield Analysis	Market Yield Discount Rates	10.48%	24.98%	14.09%
	13,917	Recent Transaction	Transaction Price	100.00	100.00	100.00
	422,283
Second lien debt	127,437	Market Yield Analysis	Market Yield Discount Rates	13.24%	15.87%	14.49%
	127,437
Preferred equity	22,267	Market Yield Analysis	Market Yield Discount Rates	17.11%	20.52%	18.81%
Total	$571,987
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of March 31, 2023 and December 31, 2022, the Company had investments of this nature measured at fair value totaling $32.3 million and $140.1 million, respectively.

(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of both March 31, 2023 and December 31, 2022, respectively, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates.

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

The Company’s outstanding debt obligations as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I Facility	$485,000	$485,000	$480,864	$—	12/21/2026
Subscription Facility	200,000	200,000	199,626	—	12/21/2023
Total	$685,000	$685,000	$680,490	$—

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I Facility	$485,000	$392,000	$387,590	$93,000	12/21/2026
Subscription Facility	200,000	145,000	144,499	55,000	12/21/2023
Total	$685,000	$537,000	$532,089	$148,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)
The unused portion is the amount upon which commitment fees are based, if any.

The components of interest expense for the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
Stated interest expense	$10,938	$2,220
Unused/undrawn fees	31	258
Administration fees	295	250
Amortization of deferred financing costs	401	375
Total interest expense	$11,665	$3,103
Average borrowings	$634,462	$378,200

Weighted average interest rate (1)	7.10%	2.89%
Amortization of financing costs	0.25%	0.40%
Total borrowing costs	7.35%	3.29%
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

The Subscription Facility provides for secured borrowings of up to $200 million. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the 1940 Act. The Subscription Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $40 million. Proceeds from the borrowings under the Subscription Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. On December 21, 2022, the Subscription Facility’s maturity date was extended from December 21, 2022 to December 21, 2023.

Advances under the Subscription Facility generally bear interest at a per annum rate equal to the daily Bloomberg Short-Term Bank Yield Index (“BSBY”) rate in effect, plus the applicable margin of 2.00% per annum. The Company pays a commitment fee of 0.25% per annum on the average daily unused amount of the financing commitments.

As of both March 31, 2023 and December 31, 2022, respectively, the Company is in compliance with all covenants associated with both of its credit facilities.

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statement of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of March 31, 2023 and December 31, 2022, the Company’s unfunded commitments consisted of the following:

March 31, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd	Delayed Draw	6/18/2027	$1,280	$(58)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(174)
Frontgrade Technologies Inc.	Revolver	1/9/2028	5,250	(154)
DFS Holding Company	Delayed Draw	1/31/2029	4,615	(65)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,167	(41)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	5,265	(66)
Natural Partners, Inc.	Revolver	11/29/2027	2,813	(86)
Wood Mackenzie, Inc.	Revolver	2/1/2028	2,963	(88)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	4,704	(160)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	2,240	(93)
Total Unfunded Commitments			$36,913	$(985)

December 31, 2022
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd	Delayed Draw	6/18/2027	$1,280	$(63)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(182)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,167	(45)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	5,538	(76)
Natural Partners, Inc.	Revolver	3/15/2028	2,813	(94)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Delayed Draw	8/16/2027	4,704	(134)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Revolver	8/16/2027	3,136	(113)
Total Unfunded Commitments			$25,253	$(707)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both March 31, 2023 and December 31, 2022, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

In connection with its formation, the Company has the authority to issue up to 100 million shares. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of March 31, 2023, the Company had received Capital Commitments totaling $1.1 billion ($502.6 million remaining undrawn), all of which were from affiliates of the Adviser.

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements as of March 31, 2023:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
March 8, 2023	2,601,909	$60,000
Total	22,889,882	$549,988

Distributions

The Company had declared the following distributions for the three months ended March 31, 2023 and 2022:

			Regular	Special	Per Share
Date Declared	Record Date	Payment Date	Distribution	Distribution	Amount	Total Amount
For Calendar Year 2023
March 13, 2023	March 29, 2023	April 17, 2023	$0.65	$—	$0.65	$16,073
					$0.65	$16,073
For Calendar Year 2022
March 30, 2022	March 31, 2022	April 15, 2022	$0.57	$0.03	$0.60	$7,200
					$0.60	$7,200

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

The following table summarizes the DRP shares issued to shareholders who have “opted in” to the DRP as of March 31, 2023 and the value of such shares as of the payment dates:

Payment Date	DRP Shares Value	DRP Shares Issued
April 15, 2022	$7,200	286,055
July 15, 2022	$9,321	373,593
October 17, 2022	$8,646	377,076
December 30, 2022	$18,056	801,437
	$43,223	1,838,161

The Company had no DRP shares issued to shareholders during the three months ended March 31, 2023 and 2022.

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Net increase in net assets resulting from operations	$24,387	$4,590
Weighted average shares outstanding	22,812,352	12,000,000
Earnings per share	$1.07	$0.38

Note 11. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Per Share Data:
Net assets, beginning of period	$21.78	$25.17
Net investment income (1)	0.76	0.63
Net realized gain (loss) (1)	(0.03)	0.28
Net change in unrealized appreciation (depreciation) (2)	0.39	(0.53)
Net increase in net assets resulting from operations	1.12	0.38
Distributions declared from net investment income (3)	(0.65)	(0.60)
Total increase (decrease) in net assets	0.47	(0.22)
Net assets, end of period	$22.25	$24.95
Shares outstanding, end of period	24,728,043	12,000,000
Total return based on NAV (4)	5.21%	1.48%
Ratios:
Expenses to average net assets (5)	13.83%	8.74%
Net investment income to average net assets (5)	13.14%	9.88%
Portfolio turnover rate (6)	3.44%	12.32%
Supplemental Data:
Net assets, end of period	$550,161	$299,388
Total capital commitments, end of period	$1,052,651	$800,000
Ratios of total contributed capital to total committed capital, end of period	52.25%	37.50%
Average debt outstanding	$634,462	$378,200
Asset coverage ratio (7)	180.3%	169.8%
(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the three months ended March 31, 2023 and 2022 the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of May 12, 2023, the date that the consolidated financial statements were available to be issued.

On April 7, 2023, the Company issued a capital drawdown of its shareholders resulting in the issuance of 4,446,421 Shares for aggregate proceeds of $100.0 million. The Shares were issued on April 21, 2023.

On April 14, 2023, the Company held a Subsequent Closing, resulting in additional Capital Commitments of $113.9 million. As of May 12, 2023 the Company had total Capital Commitments of $1,166.6 million.

Subsequent to March 31, 2023, the Company invested in the senior secured loans of Boasso Global, and Maxar Technologies, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” The discussion contains forward-looking statements, which relate to future events our future performance or financial condition an involves numerous risks and uncertainties, including, but not limited to, those risks set forth in section entitled “Part I Item 1A Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 23, 2023.

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
We have elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of March 31, 2023 and December 31, 2022 and (ii) for the three months ended March 31, 2023 and 2022:

	As of
	March 31, 2023	December 31, 2022
Total assets	$1,311,590	$1,047,077
Investments in portfolio companies, at fair value	$1,187,235	$981,738
Borrowings	$685,000	$537,000
Net assets	$550,160	$481,846
Net asset value per share	$22.25	$21.78
Leverage ratio (borrowings / total assets)	52.2%	51.3%

	For the Three Months Ended March 31,
	2023	2022
Average net assets	$516,003	$299,388
Average borrowings	$634,462	$378,200
Cost of investments purchased	$230,754	$106,080
Sales of investments	$19,687	$—
Principal repayments	$17,661	$86,461
Net investment income	$17,263	$7,564
Net realized gains (losses)	$(742)	$3,320
Net change in unrealized appreciation (depreciation)	$7,866	$(6,294)
Net increase (decrease) in net assets resulting from operations	$24,387	$4,590
Net investment income per share - basic and diluted	$0.76	$0.63
Earnings per share - basic and diluted	$1.07	$0.38

Portfolio and Investment Activity for the Three Months Ended March 31, 2023 and 2022

The following table presents our portfolio company activity for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Portfolio companies at beginning of period	41	30
Number of added portfolio companies	7	3
Number of exited portfolio companies	(2)	(3)
Portfolio companies at period end	46	30

Number of debt investments period end	61	35
Number of preferred equity investments at period end	2	1

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$748,545	$210,926	$—	$22,267	$981,738
Purchase of investments	230,253	—	—	501	230,754
Proceeds from principal repayments and sales of investments	(37,134)	—	—	(214)	(37,348)
Other changes in fair value (1)	9,639	1,850	—	602	12,091
Fair value, end of period	$951,303	$212,776	$—	$23,156	$1,187,235

	Three Months Ended March 31, 2022
	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$486,044	$145,396	$36,220	$24,697	$692,357
Purchase of investments	67,145	38,935	—	—	106,080
Proceeds from principal repayments and sales of investments	(12,083)	(37,763)	(36,616)	—	(86,462)
Other changes in fair value (1)	(2,213)	619	396	419	(779)
Fair value, end of period	$538,893	$147,187	$—	$25,116	$711,196
(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

The following table presents selected information regarding our investment portfolio as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023		December 31, 2022
Investments:
Number of portfolio companies	46		41
Number of investments	63		53
Average investment at fair value	$18,845		$18,523
Average cost of debt investments as a percentage of par (1)	97.68%		97.88%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.94%		1.10%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.31%		0.40%
Number of debt investments on non-accrual status	1		1
Weighted average net debt through tranche	4.3x		4.6x
Weighted average interest rate coverage	3.3x		3.5x
Percentage of sponsored investments	81.64%		83.20%

Floating interest rate debt investments:
Percent of debt portfolio (2)	91.0%		87.7%
Weighted average interest rate floors	0.72%		0.70%
Weighted average coupon spread to base interest rate	698	bps	674	bps
Weighted average effective yield on floating rate debt investments at amortized cost (3)	12.56%		11.68%

Fixed interest debt investments:
Percent of debt portfolio (2)	9.0%		12.3%
Weighted average coupon rate	9.74%		9.43%
Weighted average effective yield on fixed rate debt investments at amortized cost (3)	11.17%		10.38%

Other metrics:
Weighted average years to maturity on debt investments	4.17	years	4.23	years
Weighted average effective yield on the portfolio at amortized cost (3)	12.43%		11.54%

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

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of:

	March 31, 2023		December 31, 2022
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$15,109	1.2%	$15,109	1.5%
2024	72,098	5.9	72,098	7.0
2025	215,833	17.6	238,222	23.3
2026	240,239	19.6	135,865	13.3
2027	109,253	8.9	72,435	7.1
2028	222,800	18.2	259,567	25.3
2029	228,056	18.6	195,923	19.1
2030	122,787	10.0	35,000	3.4
	$1,226,175	100.0%	$1,024,219	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	148,207	12.5	8
3	1,015,675	85.5	52
4	23,353	2.0	3
5	—	0.0	—
	$1,187,235	100.0%	63

	As of December 31, 2022
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	116,109	11.8	7
3	859,792	87.6	44
4	5,837	0.6	2
5	—	0.0	—
	$981,738	100.0%	53

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

Operating Results for the three months ended March 31, 2023 and 2022 are presented below:

	For the Three Months Ended March 31,
	2023	2022
Total investment income	$35,118	$14,031
Total expenses	17,855	6,467
Net investment income	17,263	7,564
Net realized gain (loss)	(742)	3,320
Net change in unrealized appreciation (depreciation)	7,866	(6,294)
Net increase (decrease) in net assets resulting from operations	$24,387	$4,590

Investment Income

Investment income consisted of the following components for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Interest income on debt securities
Cash interest	$29,640	$11,796
PIK interest	2,228	463
Net accretion/amortization of discounts/premiums	1,876	899
Total interest on debt securities	33,744	13,158
PIK dividend	931	829
Total interest and dividend income	34,675	13,987
Other income	443	44
Total investment income	$35,118	$14,031
Average investments at cost (1)	$1,129,258	$703,299
Income return (2)	3.07%	1.99%

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

The table below shows a breakdown of our operating expenses for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Fixed Operating Expenses
Professional fees (1)	$204	$258
Board of directors' fees	77	58
General and other expenses	45	42
Organization and offering costs (2)	18	120
Total fixed operating expenses	344	478

Variable operating expenses:
Interest expense (3)	11,665	3,103
Management fees	2,026	1,328
Administrative expense (4)	677	491
Custody expense	61	21
Transfer agency fees	52	13
Total variable operating expenses	14,481	4,956

Performance-dependent expenses:
Income based incentive fee	3,030	1,289
Capital gains incentive fee	—	(256)
Total performance-dependent expenses	3,030	1,033

Total expenses	$17,855	$6,467
(1)
Professional fees includes the expenses for third-party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for three months ended March 31, 2023 and 2022 is described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the three months ended March 31, 2023 and 2022 our net realized gains (losses) were ($0.7) million and $3.3 million, respectively, and our net change in unrealized appreciation (depreciation) were $7.9 million and ($6.3) million.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. The Company's comprehensive accounting policies are described more fully in Note 2. Significant Accounting Policies in the accompanying consolidated financial statements. We have identified “Basis of Presentation”, “Valuation of Investments”, and “Revenue Recognition” within Note 2 as critical accounting policies.

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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of March 31, 2023 and December 31, 2022, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Fair value of level 3 investments at the end of the period	$786,479	$438,530
Fair value assuming a 5% increase in value	825,803	460,457

Increase in unrealized appreciation	39,324	21,927
(Increase) in management fees	(74)	(41)
(Increase) in capital gains incentive fees (1)	(5,899)	(3,289)
Increase in net assets resulting from operations	$33,351	$18,596

Weighted average shares outstanding	22,812,353	12,000,000
Shares outstanding at the end of the period	24,728,043	12,000,000

Increase in earnings per share	$1.46	$1.55
Increase in net assets per share	$1.35	$1.55
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

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of March 31, 2023 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated (Note.5 Derivative Instruments). However, no assurance can be given that such hedging transactions will be effective.

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

Liquidity

The tables below present a summary of our liquidity position as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$42,360	$36,616
Unused borrowing capacity	—	148,000
Principal receivable	6,676	16,523
Unfunded investment commitments (1)	(36,913)	(25,253)
Undrawn capital commitments (2)	502,663	562,663
Other net working capital (3)	(72,359)	(26,339)
	$442,427	$712,210
(1)
For a comprehensive list of our unfunded investment commitments see the footnotes to our consolidated schedule of investments included in our accompanying consolidated financial statements.
(2)
Added undrawn capital commitments to December 31, 2022 for comparison purposes.
(3)
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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I Facility	$485,000	$—	$—	$485,000	$—
Subscription Facility	200,000	200,000	—	—	—
Total Contractual Obligations	$685,000	$200,000	$—	$485,000	$—

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of March 31, 2023 91.0% of our debt investments (89.2% of our total investments), or $1,059.0 million measured at fair value, are subject to floating interest rates. Additionally, both of the SPV I Facility and the Subscription Facility are also subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for Income-Based Fee as described in Note 3. Agreements and Related Party Transactions.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2023. Interest expense is calculated based on the terms of the Financing Facilities, using the outstanding balances as of March 31, 2023. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$33,874	$(20,653)	$13,221
Up 200 basis points	22,833	(13,803)	9,030
Up 100 basis points	11,792	(6,953)	4,839
Down 100 basis points	(10,290)	6,747	(3,543)
Down 200 basis points	(21,331)	13,597	(7,734)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 23, 2023 (See “Part I Item 1A. Risk Factors”), which is accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results.

Russian Invasion of Ukraine

Russia’s invasion of Ukraine, and corresponding events, have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The current sanctions and the potential for future sanctions, and other actions, and Russia’s retaliatory responses to those sanctions and actions, may continue to adversely impact the Russian economy and may result in the further decline of the value and liquidity of Russian securities, a continued weakening of the ruble, exchange closures and may have other adverse consequences on the Russian economy that could impact the value of Russian investments and impair the ability of a Client to buy, sell, receive, or deliver those securities. Moreover, those events have, and could continue to have, an adverse effect on global markets’ performance and liquidity, thereby negatively affecting the value of a Client’s investments beyond any direct exposure to Russian issuers. The duration of ongoing hostilities and the vast array of sanctions and related events cannot be predicted. Those events present material uncertainty and risk with respect to markets globally and the performance of a Client and its investments or operations could be negatively impacted.

Financial Institution Risk; Distress Events

An investment in the Company is subject to the risk that one of the Company’s banks, brokers, hedging counterparties, lenders or other custodians of some or all of the Company’s assets (each, a “Financial Institution”) fails to perform its obligations or experiences insolvency, closure, receivership or other financial distress or difficulty, similar to that experienced by Silicon Valley Bank and Signature Bank in March 2023 (each, a “Distress Event”). Distress Events can be caused by factors including eroding market sentiment, significant withdrawals, fraud, malfeasance, poor performance or accounting irregularities. In the event a Financial Institution experiences a Distress Event, the Company may not be able to access deposits, borrowing facilities or other services for an extended period of time or ever. Although assets held by regulated Financial Institutions in the United States frequently are insured up to stated balance amounts by organizations such as the Federal Deposit Insurance Corporation (“FDIC”), in the case of banks, or the Securities Investor Protection Corporation (“SIPC”), in the case of certain broker-dealers, amounts in excess of the relevant insurance are subject to risk of loss, and any non-U.S. Financial Institutions that are not subject to similar regimes pose increased risk of loss. In the event of a failure of a banking institution, access to the Company’s bank accounts could be restricted and FDIC protection may not be available for balances in excess of amounts insured by the FDIC (and similar considerations may apply to banking institutions in other jurisdictions not subject to FDIC protection). In such instances, the Company may not recover such excess, uninsured amounts and instead, would only have an unsecured claim against the banking institution and participate pro rata with other unsecured creditors in the residual value of the banking institution’s assets. Investors could also be similarly affected and unable to fund capital calls, further delaying or deferring new investments. In addition, the Company may not be able to identify all potential solvency or stress concerns with respect to a banking institution or to transfer assets from one bank to another in a timely manner in the event a banking institution comes under stress or fails. Although in recent years governmental intervention has resulted in additional protections for depositors, there can be no assurance that governmental intervention will be successful or avoid the risk of loss, substantial delays or negative impact on banking or brokerage conditions or markets.

Refinancing Risk

We cannot assure you that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available to the Company under existing credit facilities or otherwise in an amount sufficient to enable the Company to pay its indebtedness or to fund other liquidity needs. We may need to refinance all or a portion of the Company’s indebtedness on or before it matures. However, we cannot assure shareholders that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all. If we cannot service the Company’s indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure shareholders that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our shareholders or on terms that would not require us to breach the terms and conditions of the Company’s existing or future debt agreements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to Note 9. Net Assets in this Report and our Current Report on Form 8-K filed on March 13, 2023 for a description of the issuance of our Common Stock for the three months ended March 31, 2023. Such issuance was part of our Private Offering pursuant to Section 4(a)(2) of the 1933 Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.4	Articles of Incorporation effective as of January 1, 2022 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
3.5	Amended and Restated By Laws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 10 (File No. 000-56375) filed on March 3, 2022)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (File No. 814-01481) filed on March 23, 2023)
10.1

Investment Advisory Agreement between the Company and the Adviser dated November 24, 2021 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.2

Investment Advisory Agreement between the Company and the Adviser effective January 1, 2023 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (File No. 814-01481) filed on March 23, 2023)

10.3

Administration Agreement Advisory Agreement between the Company and the Adviser dated November 24, 2021 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.4

Administration Agreement Advisory Agreement between the Company and the Adviser effective January 1, 2023 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (File No. 814-01481) filed on March 23, 2023)

10.5	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
10.6

Custody Agreement between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.7

First Amendment to the Custody Agreement between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 814-01481) filed on March 23, 2023)

10.8

Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.9

Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.10

Amendment No.1 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K (File No. 814-01481) filed on March 23, 2023)

10.11

Amendment No. 2 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 814-01481) filed on March 23, 2023)

10.12

Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSD Investment Corp.

Date:	May 12, 2023	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	May 12, 2023	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer