Form 10-Q
period 2023-06-30
MSD Investment Corp.
filed 2023-08-11
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 11, 2023 was 33,792,642.

CERTAIN DEFINITIONS

• the terms “we,” “us,” “our,” and “Company” refer to MSD Investment, LLC prior to the Corporate Conversion (as defined below) and MSD Investment Corp. after the Corporate Conversion;

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
•
interest rate volatility, including the decommissioning of the London Inter-Bank Offered Rate (“LIBOR”) and the rising interest rate environment, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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
•
competition with other entities and our affiliates for investment opportunities;
•
the loss of key personnel;
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
•
our ability to qualify for and maintain our qualification, for U.S. Federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and our ability to operate as a BDC;
•
the effect of legal, tax and regulatory changes on our business and our portfolio companies; and
•
other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (the “SEC”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company. In addition to the other information set forth in this report, you should carefully consider the risk factors set forth in our most recent Annual Report on Form 10-K filed with the SEC on March 23, 2023, which is accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results.

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$1,572,769	$981,738
Cash and cash equivalents	55,860	36,616
Restricted cash	8,910	4,320
Interest receivable	10,173	6,803
Principal receivable	4,483	16,523
Unrealized appreciation on forward contracts	382	—
Prepaid expenses and other assets	142	1,077
Total assets	$1,652,719	$1,047,077

LIABILITIES
SPV I facility	$485,000	$392,000
Subscription facility	185,000	145,000
Loan repurchase obligations	129,215	—
Deferred financing costs net of accumulated amortization	(4,105)	(4,911)
Total debt, net of financing costs	795,110	532,089
Payable for investments purchased	134,735	24,729
Interest payable	13,793	6,157
Income based incentive fee payable	4,255	59
Management fees payable	2,604	83
Financing costs payable	1,195	1,194
Due to affiliates	1,035	—
Accrued professional fees	471	350
Accrued expenses and other liabilities	415	234
Unrealized depreciation on forward contracts	—	336
Total liabilities	$953,613	$565,231
Commitments and contingencies (Note 8)
NET ASSETS
Common stock, par value $0.001 (100,000,000 shares authorized, 30,566,835 and 22,126,135 shares issued and outstanding, respectively)	$31	$22
Paid-in capital in excess of par value	725,972	535,300
Distributable earnings (accumulated losses)	(26,897)	(53,476)
Total net assets	$699,106	$481,846
Net asset value per share	$22.87	$21.78

(1)
Non-controlled/non-affiliated investments at amortized cost $1,597,492 and $1,031,067 as of June 30, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$37,906	$13,165	$69,422	$25,860
Payment-in-kind interest income	4,941	2,942	7,169	3,405
Payment-in-kind dividend income	972	843	1,903	1,672
Other income	2,214	76	2,657	120
Total investment income	46,033	17,026	81,151	31,057
Expenses:
Interest expense	13,737	4,615	25,402	7,718
Income based incentive fee	4,255	1,505	7,285	2,794
Management fees	2,604	1,456	4,630	2,784
Administration expense	647	382	1,324	873
Professional fees	382	255	586	513
General and other expenses	99	74	144	116
Custody expense	96	21	157	42
Board of directors’ fee	78	77	155	135
Transfer agency fees	23	13	75	26
Organization and offering costs	1	101	19	221
Capital gains incentive fee	—	—	—	(256)
Total expenses	21,922	8,499	39,777	14,966
Net investment income (loss)	24,111	8,527	41,374	16,091

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	243	224	(885)	3,547
Foreign currency forward contracts	(4,239)	—	(3,633)	—
Foreign currency transactions	77	(67)	(143)	(70)
Net realized gain (loss)	(3,919)	157	(4,661)	3,477
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	15,492	(26,624)	24,606	(32,918)
Foreign currency forward contracts	1,962	—	717	—
Foreign currency transactions	(3)	(16)	(6)	(16)
Net change in unrealized appreciation (depreciation)	17,451	(26,640)	25,317	(32,934)
Net realized and unrealized gain (loss)	13,532	(26,483)	20,656	(29,457)
Net increase (decrease) in net assets resulting from operations	$37,643	$(17,956)	$62,030	$(13,366)

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.84	$0.68	$1.60	$1.32
Earnings per share (basic and diluted)	$1.31	$(1.44)	$2.41	$(1.09)
Distributions declared per share	$0.65	$0.63	$1.30	$1.23
Weighted average shares outstanding (basic and diluted)	28,704,071	12,448,297	25,780,058	12,226,612

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2022	22,126,135	$22	$535,300	$(53,476)	$481,846
Operations:
Net investment income	—	—	—	17,263	17,263
Net realized gain (loss)	—	—	—	(742)	(742)
Net change in unrealized appreciation (depreciation)	—	—	—	7,866	7,866
Net increase (decrease) in net assets resulting from operations	—	—	—	24,387	24,387
Shareholder distributions:
Distributions paid or accrued	—	—	—	(16,073)	(16,073)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(16,073)	(16,073)
Capital Share Transactions:
Issuance of shares	2,601,908	3	59,997	—	60,000
Net increase (decrease) for the period	2,601,908	3	59,997	8,314	68,314
Balance, March 31, 2023	24,728,043	$25	$595,297	$(45,162)	$550,160
Operations:
Net investment income	—	—	—	24,111	24,111
Net realized gain (loss)	—	—	—	(3,919)	(3,919)
Net change in unrealized appreciation (depreciation)	—	—	—	17,451	17,451
Net increase (decrease) in net assets resulting from operations	—	—	—	37,643	37,643
Shareholder distributions:
Distributions to shareholders	—	—	—	(19,378)	(19,378)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(19,378)	(19,378)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	1,392,371	1	30,680	—	30,681
Issuance of shares	4,446,421	5	99,995	—	100,000
Net increase (decrease) for the period	5,838,792	6	130,675	18,265	148,946
Balance, June 30, 2023	30,566,835	$31	$725,972	$(26,897)	$699,106

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2021 (1)	12,000,000	$12	$299,988	$1,998	$301,998
Operations:
Net investment income	—	—	—	7,564	7,564
Net realized gain (loss)	—	—	—	3,320	3,320
Net change in unrealized appreciation (depreciation)	—	—	—	(6,294)	(6,294)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,590	4,590
Shareholder distributions:
Distributions paid or accrued	—	—	—	(7,200)	(7,200)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(7,200)	(7,200)
Net increase (decrease) for the period	—	—	—	(2,610)	(2,610)
Balance, March 31, 2022	12,000,000	$12	$299,988	$(612)	$299,388
Operations:
Net investment income	—	—	—	8,527	8,527
Net realized gain (loss)	—	—	—	157	157
Net change in unrealized appreciation (depreciation)	—	—	—	(26,640)	(26,640)
Net increase (decrease) in net assets resulting from operations	—	—	—	(17,956)	(17,956)
Shareholder distributions:
Distributions to shareholders	—	—	—	(9,321)	(9,321)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(9,321)	(9,321)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (2)	286,055	—	7,200	—	7,200
Issuance of shares	2,509,410	3	59,997	—	60,000
Net increase (decrease) for the period	2,795,465	3	67,197	(27,277)	39,923
Balance, June 30, 2022	14,795,465	$15	$367,185	$(27,889)	$339,311

(1)
The Company converted from MSD Investment, LLC to MSD Investment Corp. on January 1, 2022.
(2)
Common shares issued from reinvestment of distributions par value is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

	For the Six Months Ended June 30,
	2023	2022
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$62,030	$(13,366)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(7,169)	(5,077)
Net accretion of discount and amortization of premium	(3,816)	(1,921)
Proceeds from sale of investments and principal repayments	77,933	166,528
Purchases of investments	(634,258)	(267,273)
Net realized (gains) losses on investments	885	(3,547)
Net change in unrealized (appreciation) depreciation on investments	(24,606)	32,918
Net receipt of settlement of derivatives	(3,633)	—
Net realized (gains) losses on derivatives	3,633	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(717)	—
Amortization of deferred financing costs	806	754
(Increase) decrease in operating assets:
Interest receivable	(3,370)	(5,618)
Principal receivable	12,040	(52,287)
Prepaid expenses and other assets	935	61
Increase (decrease) in operating liabilities:
Due to affiliates	1,035	(15)
Payable for investments purchased	110,006	13,291
Management fees payable	2,521	1,301
Income based incentive fee payable	4,196	1,449
Capital gains incentive fee payable	—	(256)
Interest payable	7,636	1,479
Accrued professional fees	121	108
Accrued expenses and other liabilities	181	172
Net cash provided (used in) by operating activities	(393,611)	(131,299)
Cash flow from financing activities
Proceeds from issuance of shares	160,000	60,000
Proceeds from repurchase obligations	129,215	—
Debt borrowings	303,000	186,000
Debt repayments	(170,000)	(95,000)
Distributions paid	(4,770)	—
Deferred financing costs paid	—	(287)
Net cash provided by (used in) financing activities	417,445	150,713
Net increase in cash, cash equivalents, and restricted cash	23,834	19,414
Cash, cash equivalents, and restricted cash, beginning of period	40,936	12,203
Cash, cash equivalents, and restricted cash, end of period	$64,770	$31,617
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$55,860	$31,617
Restricted cash	$8,910	$—
Total cash, cash equivalents, and restricted cash	$64,770	$31,617
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$16,930	$5,484
Reinvestment of shareholder distributions	$30,681	$7,200
Change in distributions payable	$—	$9,321
Incremental Financing Cost Payable	$—	$54

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Chromalloy Holdings LLC	(8)	S + 7.00%	1.00%	12.16%	11/23/2028	49,750	$47,926	$48,293	6.91%
Chromalloy Holdings LLC - Revolving Credit Facility	(8)(9)(12)	S + 7.00%	1.00%	12.27%	11/23/2027	—	(162)	(135)	(0.02)
Frontgrade Technologies Inc.	(8)(15)	S + 6.75%	0.75%	11.99%	1/9/2030	50,623	49,232	49,246	7.05
Frontgrade Technologies Inc. - Revolving Credit Facility	(8)(9)(12)(15)	S + 6.75%	0.75%	12.02%	1/9/2028	—	(143)	(143)	(0.02)
Systems Planning and Analysis, Inc.	(8)	S + 5.90%	1.00%	11.24%	8/16/2027	10,768	10,604	10,518	1.50
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 5.90%	1.00%	11.10%	8/16/2027	1,344	1,298	1,271	0.18
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 5.90%	0.00%	11.24%	8/16/2027	2,001	1,955	1,880	0.27
The Nordam Group Inc.		S + 5.60%	0.00%	10.70%	4/9/2026	11,706	10,598	9,950	1.42
							121,308	120,880	17.29
Automobile
McLaren Finance PLC	UK(10)(11)	N/A	N/A	7.50%	8/1/2026	2,689	2,714	2,336	0.33
Beverage, Food & Tobacco
LJ Perimeter Buyer, Inc.	(8)	S + 6.65%	1.00%	11.70%	10/31/2028	19,413	18,881	19,061	2.73
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.65%	1.00%	11.94%	10/31/2028	2,496	2,393	2,441	0.35
							21,274	21,502	3.08
Capital Equipment
Faraday Buyer, LLC	(8)	S + 7.00%	1.00%	11.86%	10/10/2028	34,746	33,813	33,967	4.86
Faraday Buyer, LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 7.00%	1.00%	12.04%	10/11/2028	2,420	2,347	2,360	0.34
Trillium FlowControl	LU(8)(10)(11)	S + 5.61%	1.00%	10.72%	6/28/2026	17,820	17,686	17,269	2.47
							53,846	53,596	7.67
Chemicals, Plastics & Rubber
Dubois Chemicals Group Inc.		S + 4.60%	0.00%	9.70%	9/30/2026	2,739	2,734	2,688	0.39
Hexion Holdings Corporation		S + 4.65%	0.50%	9.78%	3/15/2029	9,900	9,222	9,317	1.33
							11,956	12,005	1.72
Consumer Goods: Durable
Mattress Firm, Inc.	(9)	L + 4.25%	0.75%	9.95%	9/25/2028	1,326	1,265	1,295	0.19
Victra Finance Corp.	(9)	S + 7.25%	0.00%	12.49%	3/31/2029	12,958	12,710	12,780	1.83
Victra Finance Corp. - Corporate Bond	(9)	N/A	N/A	7.75%	2/15/2026	100	89	93	0.01
							14,064	14,168	2.03

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Energy: Oil & Gas
CITGO Holdings Inc.	(9)	N/A	N/A	9.25%	8/1/2024	26,051	25,762	26,069	3.73
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	2,121	2,151	2,044	0.29
Saturn Oil and Gas Inc.	CN(8)(10)(11)	C + 11.50%	1.00%	16.88%	2/28/2026	CAD 124,139	91,037	90,548	12.95
							118,950	118,661	16.97
Healthcare & Pharmaceuticals
Bayer Environmental Services		S + 4.38%	0.50%	9.62%	10/4/2029	19,900	18,418	18,998	2.72
Charlotte Buyer, Inc.		S + 5.25%	0.00%	10.40%	2/11/2028	33,167	31,139	32,429	4.64
Natural Partners, Inc.	(8)	S + 6.15%	1.00%	11.41%	11/29/2027	37,957	37,366	37,363	5.35
Natural Partners, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.15%	1.00%	11.42%	11/29/2027	—	(43)	(44)	(0.01)
Press Ganey Holdings	(9)	S + 3.61%	0.00%	8.72%	7/24/2026	4,270	3,934	4,143	0.59
							90,814	92,889	13.29
High Tech Industries
Inmar, Inc.		S + 5.50%	1.00%	10.71%	5/1/2026	40,000	38,606	38,750	5.54
Watchguard Technologies, Inc.		S + 5.25%	0.75%	10.11%	7/2/2029	34,737	32,677	32,928	4.71
							71,283	71,678	10.25
First Lien Debt (continued)
Hotel, Gaming & Leisure
Chuck E. Cheese		N/A	N/A	6.75%	5/1/2026	17,534	16,535	16,754	2.40
ClubCorp Holdings Inc.	(9)	L + 2.75%	0.00%	8.29%	9/18/2024	10,241	9,670	9,777	1.40
TouchTunes	(8)	S + 5.00%	0.50%	10.24%	4/2/2029	29,775	29,517	29,626	4.24
Viad Corp.	(11)	S + 5.11%	0.50%	10.22%	7/30/2028	4,347	4,340	4,216	0.60
							60,062	60,373	8.64
Media: Advertising, Printing & Publishing
Clear Channel Outdoor	(9)(11)	S + 3.76%	0.00%	8.81%	8/21/2026	26,373	24,835	25,139	3.60
Emerald Exhibitions	(9)(11)	S + 5.10%	0.00%	10.24%	5/22/2026	50,000	48,500	48,688	6.96
Patientpoint Network Solutions, LLC	(8)	S + 7.11%	1.00%	12.22%	3/7/2025	31,525	31,105	31,138	4.45
Sheffield United F.C.	UK(8)(9)(10)(11)	N/A	N/A	13.07%	7/22/2026	14,704	18,190	18,579	2.66
							122,630	123,544	17.67
Media: Diversified & Production
FilmRise Acquisitions, LLC	(8)(9)	N/A	N/A	13.50%	9/17/2025	17,224	17,233	17,039	2.44
Getty Images Inc.	(11)	S + 4.60%	0.00%	9.84%	2/19/2026	18,209	18,167	18,177	2.60
Candle Media Co Ltd	(8)	S + 6.10%	0.75%	11.34% (Incl 4.00% PIK)	6/18/2027	42,537	41,915	40,699	5.82
Candle Media Co Ltd	(8)(9)	S + 6.10%	0.75%	11.34% (Incl 4.00% PIK)	6/18/2027	16,840	16,612	16,112	2.30
							93,927	92,027	13.16

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Retail
Xponential Fitness LLC	(8)(11)	L + 6.50%	1.00%	11.82%	2/28/2025	53,190	52,295	53,456	7.65
Services: Business
Momentive Global	(8)	S + 7.00%	1.00%	12.10%	5/31/2030	64,286	63,018	63,015	9.01
Momentive Global - Revolving Credit Facility	(8)(9)(12)	S + 7.00%	1.00%	12.14%	5/31/2029	—	(113)	(113)	(0.02)
Muine Gall, LLC	(8)(9)(11)	S + 7.25%	0.50%	12.59% PIK	9/21/2024	23,299	23,306	23,505	3.36
Travelport Finance (Luxembourg) S.A.R.L.	LU(10)(11)	S + 8.85%	1.00%	13.59% (Incl 7.25% PIK)	2/28/2025	59,259	59,144	58,111	8.31
Wood Mackenzie, Inc.	(8)	S + 6.75%	0.75%	11.85%	2/1/2030	36,944	35,901	35,888	5.13
Wood Mackenzie, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.75%	0.75%	11.89%	2/1/2028	—	(82)	(85)	(0.01)
							181,174	180,321	25.78
Services: Consumer
CSC Serviceworks	(9)	S + 4.00%	0.75%	9.23%	3/4/2028	221	201	189	0.03
Spring Education Group Inc.		L + 4.00%	0.00%	9.54%	7/30/2025	46,507	44,986	46,090	6.59
Vision Purchaser Corp.	(8)	S + 6.40%	1.00%	11.64%	6/10/2025	28,796	28,459	27,768	3.97
Vision Purchaser Corp. - Incremental Term Loan	(8)	S + 6.40%	1.00%	11.64%	6/10/2025	2,511	2,478	2,422	0.35
							76,124	76,469	10.94
Transportation: Cargo
Boasso Global - Delayed Draw Term Loan	(8)(9)(12)	S + 6.75%	0.75%	11.89%	10/3/2024	—	(79)	(81)	(0.01)
Boasso Global - Revolving Credit Facility	(8)(9)(12)	S + 6.75%	0.75%	12.02%	7/1/2026	—	(173)	(159)	(0.02)
Boasso Global	(8)	S + 6.75%	0.75%	11.92%	7/3/2028	60,823	59,110	59,280	8.48
							58,858	59,040	8.45
Telecommunications
FirstLight Fiber	(9)	S + 3.61%	0.00%	8.72%	7/23/2025	7,406	7,036	6,908	0.99
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,043	18,540	2.65
Intelsat S.A.	LU(9)(10)(11)	S + 4.35%	0.50%	9.44%	2/1/2029	6,647	6,507	6,614	0.95
Ligado Networks LLC	(9)(13)	N/A	N/A	15.50% PIK	11/1/2023	12,853	11,548	4,884	0.70
Maxar Technologies Inc. - Revolving Credit Facility	(8)(9)(12)	S + 7.25%	1.00%	12.34%	5/3/2029	5,663	5,290	5,395	0.77
Maxar Technologies Inc.	(8)	S + 7.25%	1.00%	12.34%	5/3/2030	82,212	79,783	80,486	11.51
							134,207	122,827	17.57
Wholesale
Cook & Boardman Group	(9)	S + 5.90%	1.00%	10.94%	10/18/2025	10,650	10,011	10,011	1.43
DFS Holdings Company, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 7.10%	0.75%	12.37%	1/31/2029	—	(60)	(60)	(0.01)
DFS Holdings Company, Inc.	(8)	S + 7.10%	0.75%	12.20%	1/31/2029	22,098	21,484	21,481	3.07
FleetPride Inc.		L + 4.50%	0.00%	9.69%	2/4/2026	21,598	21,586	21,517	3.08
							53,021	52,949	7.57
Total First Lien Debt							1,338,507	1,328,721	190.06%

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation	(9)	S + 7.54%	0.50%	12.63%	3/15/2030	35,000	34,140	28,583	4.09
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	S + 8.36%	1.00%	13.47%	12/30/2028	34,198	33,478	33,236	4.75
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	16,378	16,459	15,522	2.22
Services: Business
DISA Holdings Corp.	(8)	S + 10.00%	0.75%	15.13% (Incl 2.00% PIK)	3/9/2029	14,716	14,308	14,392	2.06
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)	S + 10.00%	0.75%	15.13% (Incl 2.00% PIK)	3/9/2029	2,759	2,685	2,698	0.39
Trace3 Inc.	(8)(9)	L + 7.50%	0.50%	12.79%	10/8/2029	33,750	32,969	32,414	4.64
							49,962	49,504	7.09
Services: Consumer
Midwest Veterinary Partners LLC	(8)	L + 7.50%	0.75%	12.69%	4/26/2029	50,000	50,031	50,000	7.15
Southern Veterinary Partners LLC	(9)	S + 7.85%	1.00%	12.93%	10/5/2028	45,000	44,111	41,288	5.91
Spring Education Group Inc.	(9)	L + 8.25%	0.00%	13.79%	7/30/2026	100	91	95	0.01
							94,233	91,383	13.07
Total Second Lien Debt							228,272	218,228	31.22%
Preferred Equity
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		31	30,432	25,585	3.66
Retail
Xponential Fitness LLC - Series A Preferred Stock	(8)(9)(11)			6.50%	7/27/2031	—	281	235	0.03
Total Preferred Equity							30,713	25,820	3.69
Total Investments - non-controlled/non-affiliated							$1,597,492	$1,572,769	224.97%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						$55,860	$55,860	7.99
Total Cash and Cash Equivalents							55,860	55,860	7.99
Total Portfolio Investments, Cash and Cash Equivalents							$1,653,352	$1,628,629	232.96%

June 30, 2023
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Goldman Sachs International	July 14, 2023	$98,563	CAD 130,222	—	$222	0.0%
Goldman Sachs International	July 14, 2023	$18,837	GBP 14,705	—	$160	0.0%
					$382	0.0%
(1)
Security may be an obligation of one or more entities affiliated with the named portfolio company.
(2)
All debt and equity investments are income producing unless otherwise noted.
(3)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)
Variable rate loans to the portfolio companies are indexed to the London Interbank Offered Rate (“LIBOR” or “LIBO Rate”) (denoted as “L”), Canadian Dollar Offered Rate (“CDOR”) (denoted as “C”) or Secured Overnight Financing Rate (“SOFR”) (denoted as “S”) and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023.
(5)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2023.
(6)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares/shares owned.
(7)
Cost represents amortized cost, inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Board of Directors of the Company (the “Board”) (see Note 2 and Note 6), pursuant to the Company’s valuation policy.
(9)
These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's (see Note 7), credit facilities, a single investment may be divided into parts that are individually pledged as collateral to our credit facilities.
(10)
The portfolio company is domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different jurisdiction than the domicile of the portfolio company. Foreign countries include Canada (denoted as “CN”), Luxembourg (denoted as “LU”), Spain (denoted as “ES”) and the United Kingdom (denoted as “UK”). Portfolio companies domiciled in a foreign country are not “qualifying assets” under Section 55(a) of the 1940 Act.
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, qualifying assets represented approximately 76.7% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Boasso Global	Delayed Draw	10/3/2024	$7,775	$(81)
Boasso Global	Revolver	7/1/2026	6,250	(159)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(135)
DFS Holding Company	Delayed Draw	1/31/2029	4,615	(60)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	741	(6)
Frontgrade Technologies Inc.	Revolver	1/9/2028	5,250	(143)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	(10)
Maxar Technologies Inc.	Revolver	5/3/2029	7,125	(150)
Momentive Global	Revolver	5/31/2029	5,714	(113)
Natural Partners, Inc.	Revolver	11/29/2027	2,814	(44)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	4,704	(74)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	1,792	(42)
Wood Mackenzie, Inc.	Revolver	2/1/2028	2,963	(85)
Total Unfunded Commitments			$57,400	$(1,102)
(13)
Investment was on non-accrual status as of June 30, 2023, meaning that the Company has ceased recognizing interest income on these investments. As of June 30, 2023, debt investments on non-accrual status represented 0.7% and 0.3% of total investments on an amortized cost basis and fair value basis, respectively.
(14)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of June 30, 2023, $39,486 was held in FGTXX and had an average one year yield of 3.77%.
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

(4)
Variable rate loans to the portfolio companies are indexed to the London Interbank Offered Rate” (“LIBOR”, or “LIBO Rate”) (denoted as “L”), Canadian Dollar Offered Rate (“CDOR”) (denoted as “C”) or Secured Overnight Financing Rate (“SOFR”) (denoted as "S") and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022.
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

MSD Investment Corp.

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Organization

MSD Investment Corp. (together with its consolidated subsidiaries, the “Company”) was originally established as a Delaware limited liability company on February 18, 2021, converted to a Maryland limited liability company named MSD Investment, LLC on October 22, 2021 and converted into a Maryland corporation (the “Corporate Conversion”) effective January 1, 2022, pursuant to Articles of Conversion filed on December 28, 2021. In connection with the Corporate Conversion the Company changed its name from “MSD Investment, LLC” to “MSD Investment Corp.” As a result of the Corporate Conversion, the issued and outstanding equity interests of MSD Investment, LLC were converted into a corresponding number of shares of common stock, par value $0.001 per share, of the Company (the “Shares,” and each a “Share”), and each holder of equity interests of MSD Investment, LLC became a shareholder of the Company (collectively the “Shareholders”). The Company is structured as an externally managed, non-diversified closed-end investment company. On December 29, 2021, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect, and to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On January 1, 2023, the Adviser completed the previously announced business combination with BDT & Company Holdings, L.P. (the “Transaction”), and its subsidiaries, which includes BDT Capital Partners, LLC (“BDT Capital”), an SEC-registered investment adviser, and BDT & MSD Partners, LLC, an SEC registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). Upon the closing of the Transaction, BDT & Company Holdings, L.P. was renamed BDT & MSD Holdings, L.P. (“BDT”) and BDT, and its subsidiaries, became affiliates of the Adviser and the Company.

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

The Company previously entered into an investment advisory agreement (the “Original Advisory Agreement”) with MSD Partners, L.P., a Delaware limited partnership (the “Adviser”), under which the Adviser provided certain investment advisory and management services to the Company. Additionally, the Company entered into an administrative services agreement (the “Original Administration Agreement”) with MSD Partners, L.P. (in this capacity, the “Administrator” and, collectively with its role as the Adviser “MSD”) under which the Administrator provided certain administrative and other services necessary for the Company to operate.

Effective January 1, 2023, the Company entered into a new investment advisory agreement (the “Advisory Agreement”), by and between the Company and the Adviser, and a new administrative agreement (the “Administration Agreement” and together with the Advisory Agreement, the “New Agreements”), by and between the Company and the Administrator. The terms of the New Agreements are substantially identical to those of the Original Advisory Agreement and Original Administrative Agreement, except that the reimbursement required to be made to the Administrator by the Company pursuant to the Administration Agreement will be capped such that the amounts will not exceed 0.15% of total gross assets of the Company in any one calendar year.

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

The Company may from time to time conduct a private offering (each a “Private Offering”) of its Shares (i) to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons,” as defined in Regulation S under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of the Private Offering, each investor makes a capital commitment (“Capital Commitments”) to purchase Shares pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their Capital Commitments on an as-needed basis each time the Company delivers a notice to investors.

The first closing date of a Private Offering (the “Initial Closing Date”) took place on December 21, 2021. Additional closings are expected to occur from time to time as determined by the Company (each, a “Subsequent Closing”), and the final such closing (the “Final Closing”) will occur no later than the fifth anniversary of the Initial Closing Date, subject to a one-year extension at the discretion of the Board of Directors of the Company (the “Board”) (the “Commitment Period”). The proceeds received at the Initial Closing Date were used to acquire the initial portfolio of the Company from several funds managed by the Adviser or its affiliates prior to the Corporate Conversion. Following the Initial Closing Date, proceeds from the sale of Shares in Subsequent Closings were used to acquire investments in accordance with the Company’s investment guidelines and for other permitted purposes.

Note 2. Significant Accounting Policies

Basis of Presentation

Management has determined that the Company meets the definition of an investment company and adheres to the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). Accounting principles generally accepted in the United States (“U.S. GAAP”) for an investment company requires investments to be recorded at fair value.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidates the results of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Under procedures established by the Board, the Company intends to value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 p.m. Eastern Time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the bid price as reported by an independent, third-party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined by the Board. Such determination of fair values may involve subjective judgments and estimates, although the Company will also engage independent valuation providers to review the valuation of each investment that constitutes a material portion of the Company’s portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, the Adviser, together with any independent valuation advisers, and subject to the oversight of the Board, will fair value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. The types of factors that may be considered in determining the fair values of investments include, but are not limited to, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings. The Company intends to retain one or more independent providers of financial advisory services to assist the Adviser and the Board by performing certain third-party valuation services. The Company may appoint additional or different third-party valuation firms in the future.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs with respect to a fair-valued portfolio company or comparable company, the Board will use the pricing indicated by the external event to corroborate and/or assist the Company in the valuation of such portfolio company. Because the Company expects that there will not be readily available market quotations for many of the investments in its portfolio, the Company expects to value many of its investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of the Company’s investments may differ significantly from the values that would have been used had readily available market quotations existed for such investments, and the differences could be material.

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

The determination of fair value involves subjective judgements and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market quotation, the fair value of investments may differ materially from the values that would have been determined had a readily available market quotation existed for such investments. Further, such investments are generally less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment that does not have a readily available market quotation in a forced or liquidation sale, the Company could realize significantly less value than the value recorded by the Company.

Securities and Exchange Commission (“SEC”) Disclosure Update and Simplification

In December 2020, the SEC adopted a new rule providing a framework for fund valuation practices. New Rule 2a-5 under the 1940 Act (“Rule 2a-5”) established requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits (but does not require) boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. While our Board has not elected to designate the Adviser as the valuation designee as of June 30, 2023, the Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act. The Company intends to elect, and to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under the Code. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

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

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both June 30, 2023 and December 31, 2022. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the three and six months ended June 30, 2023 and 2022, the Company did not incur any interest or penalties.

Prior to the Corporate Conversion, the Company was treated as a partnership for U.S. tax purposes and incurred no U.S. federal, state, city, or foreign income tax liability on income earned during that period. Instead, each partner reported his or her share of the Company's income, capital gain/(loss) and credit on his or her own tax return. Consequently, no provision for income taxes had been recorded in the consolidated financial statements.

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

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2021-01 was effective for all entities through December 31, 2022. On December 21, 2022, the FASB issued Accounting Standards Update 2022-06 (“ASU 2022-06“) to defer the sunset date of ASC 848 until December 31, 2024. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2024, except for hedging transactions as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has evaluated and will continue to evaluate the adoption of ASU 2021-01 and has determined it has no material impact on its consolidated financial statements at this time.

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

Investment Advisory Agreement

On November 24, 2021, the Company entered into the Original Advisory Agreement with the Adviser. Effective January 1, 2023, the Company entered into the Advisory Agreement. The terms of the Advisory Agreement are substantially identical to those of the Original Advisory Agreement. Pursuant to the Advisory Agreement the Adviser is responsible for managing the investment and reinvestment of the assets of the Company, subject to the supervision of the Board, in accordance with the investment objective, policies and restrictions that are set forth in the Company’s registration statement on Form 10. The Adviser is also responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis. For its services, the Adviser is entitled to receive a base management fee and an incentive fee as set forth in the Advisory Agreement.

The Advisory Agreement may be terminated at any time, without the payment of any penalty upon 60 days' written notice, by the vote of a majority of the Board, in accordance with the requirements of the 1940 Act, or by the Adviser. Additionally, the Advisory Agreement will automatically terminate in event of an assignment. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years from January 1, 2023 and will remain in effect year to year thereafter if approved annually (i) by a majority of the Board who are not “interested persons” as defined in section 2(a)(19) of the 1940 Act (each an “Independent Director”) and (ii) the Board or the holders of a majority of the Company's outstanding voting securities.

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

Administration Agreement

On November 24, 2021, the Company entered into the Original Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to Shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The terms of the Administration Agreement are substantially similar to the Original Administration Agreement, except that the reimbursements required to be made to the Administrator by the Company will be capped such that the amounts will not exceed an amount of 0.15% of the total gross assets of the Company in any one calendar year. Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities.

The Administration Agreement may be terminated at any time, without the payment of any penalty upon 60 days' written notice, by a vote of the outstanding voting securities of the Company, by the vote of a majority of the Board, or by the Administrator. Unless earlier terminated, the Administration Agreement will remain in effect for a period of two years from January 1, 2023 and will remain in effect year to year thereafter if approved annually (i) by a majority of the Independent Directors and (ii) the Board or the holders of a majority of the Company's outstanding voting securities

For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of MSD or any of its affiliates, subject to the limitations described in the Administration Agreement.

Co-Investment Transactions Exemptive Relief

The Company was granted an SEC exemptive order, which grants the Company exemptive relief permitting the Company, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Adviser.

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

The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2023 and 2022:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Related Party	Source Agreement & Description	2023	2022	2023	2022
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$2,604	$1,456	$4,630	$2,784
Adviser	Advisory Agreement - income based incentive fee	4,255	1,505	7,285	2,794
Adviser	Advisory Agreement - board of directors' fees	78	77	155	135
Adviser	Advisory Agreement - capital gains incentive fee	—	—	—	(256)
Administrator	Administration Agreement - administration expense	492	290	1,040	703

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,338,507	$1,328,721	84.48%	$774,611	$748,545	76.25%
Second lien debt	228,272	218,228	13.88	227,937	210,926	21.48
Preferred equity	30,713	25,820	1.64	28,519	22,267	2.27
Total investments	$1,597,492	$1,572,769	100.00%	$1,031,067	$981,738	100.00%

The industry composition of investments at fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Aerospace & Defense	7.69%	7.04%
Automobile	0.15	0.20
Beverage, Food & Tobacco	1.37	1.92
Capital Equipment	3.41	5.16
Chemicals, Plastics & Rubber	2.58	3.91
Consumer goods: Durable	0.90	—
Consumer goods: Non-durable	3.74	5.47
Energy: Oil & Gas	7.54	7.03
Healthcare & Pharmaceuticals	5.91	9.01
High Tech Industries	4.56	3.39
Hotel, Gaming & Leisure	4.83	6.58
Media: Advertising, Printing & Publishing	7.85	4.60
Media: Diversified & Production	5.85	9.21
Metals & Mining	—	0.32
Retail	3.41	2.33
Services: Business	14.61	12.90
Services: Consumer	10.67	16.62
Telecommunications	7.81	2.14
Transportation: Cargo	3.75	—
Wholesale	3.37	2.17
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,402,214	$1,379,312	87.70%	197.30%
Canada	91,037	90,548	5.76	12.95
Luxembourg	83,337	81,994	5.21	11.73
United Kingdom	20,904	20,915	1.33	2.99
Total	$1,597,492	$1,572,769	100.00%	224.97%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$915,615	$871,550	88.78%	180.88%
Canada	46,666	44,014	4.48	9.13
Luxembourg	51,305	50,273	5.12	10.43
Spain	14,764	13,917	1.42	2.89
United Kingdom	2,717	1,984	0.20	0.41
Total	$1,031,067	$981,738	100.00%	203.74%

As of both June 30, 2023 and December 31, 2022, one investment in the portfolio was on non-accrual status.

As of June 30, 2023, on a fair value basis, approximately 92.1% of our performing debt investments bore interest at a floating rate and approximately 7.9% of our performing debt investments bore interest at a fixed rate.

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

The following tables present the open foreign currency forward contracts as of June 30, 2023 and December 31, 2022:

June 30, 2023
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CAD	July 14, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	CAD 130,222	$98,563	$98,341	$222
GBP	July 14, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	GBP 14,705	18,837	18,677	160
Total					$117,400	$117,018	$382

December 31, 2022
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	€12,688	$13,574	$13,652	$(78)
CAD	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	CAD 59,121	43,460	43,712	(252)
CAD	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	CAD (3,151)	(2,336)	(2,330)	(6)
Total					$54,698	$55,034	$(336)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the three and six months ended June 30, 2023:

	Statement Location	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(4,239)	$(3,633)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1,962	717
Net realized and unrealized gains on foreign currency forward contracts		$(2,277)	$(2,916)

There was no net realized or unrealized gains or losses on derivative instruments for the three and six months ended June 30, 2022.

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

The following table presents the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of June 30, 2023 and December 31, 2022:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
June 30, 2023	Goldman Sachs International	$382	$—	$—	$382

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2022	Goldman Sachs International	$—	$(336)	$336	$—
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of June 30, 2023 and December 31, 2022, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$489,435	$839,286	$1,328,721
Second lien debt	—	85,488	132,740	218,228
Preferred equity	—	—	25,820	25,820
Cash and cash equivalents	55,860	—	—	55,860
Total Portfolio Investments, Cash and Cash Equivalents	$55,860	$574,923	$997,846	$1,628,629
Percentage of total	3.43%	35.30%	61.27%	100.00%
Foreign currency forward contracts	$—	$382	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$254,386	$494,159	$748,545
Second lien debt	—	15,239	195,687	210,926
Preferred equity	—	—	22,267	22,267
Cash and cash equivalents	36,616	—	—	36,616
Total Portfolio Investments, Cash and Cash Equivalents	$36,616	$269,625	$712,113	$1,018,354
Percentage of total	3.60%	26.48%	69.93%	100.00%
Foreign currency forward contracts	$—	$(336)	$—	$—

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$635,646	$127,677	$23,156	$786,479
Purchase of investments (including PIK)	234,211	89	972	235,272
Proceeds from principal repayments and sales of investments	(35,733)	—	—	(35,733)
Amortization of premium/accretion of discount, net	948	41	(3)	986
Net realized gain (loss) on investments	212	—	—	212
Net change in unrealized appreciation (depreciation) on investments	6,659	4,933	1,695	13,287
Transfers out of Level 3 (1)	(2,657)	—	—	(2,657)
Fair value, end of period	$839,286	$132,740	$25,820	$997,846
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2023	$6,659	$4,933	$1,695	$13,287

	For the Six Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$494,159	$195,687	$22,267	$712,113
Purchase of investments (including PIK)	447,058	89	2,415	449,562
Proceeds from principal repayments and sales of investments	(70,138)	—	(214)	(70,352)
Amortization of premium/accretion of discount, net	1,770	139	(6)	1,903
Net realized gain (loss) on investments	(470)	—	(1)	(471)
Net change in unrealized appreciation (depreciation) on investments	9,681	5,075	1,359	16,115
Transfers out of Level 3 (1)	(42,774)	(68,250)	—	(111,024)
Fair value, end of period	$839,286	$132,740	$25,820	$997,846
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2023	$8,833	$5,075	$1,359	$15,267

(1)
Transfers are done at the value of the investment at the beginning of the period. For the three and six months ended June 30, 2023 one and five investments, respectively, were transferred from Level 3 to Level 2, as valuation coverage was increased to two or more independent pricing services. For the three and six months ended June 30, 2023 there were no investments transferred from Level 2 to Level 3, as valuation coverage on level 2 investments did not drop below two independent pricing services.

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2022.

	For the Three Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$315,906	$97,508	$25,116	$438,530
Purchase of investments (including PIK)	21,591	18,111.00	854	40,556
Proceeds from principal repayments and sales of investments	(44,459)	—	—	(44,459)
Amortization of premium/accretion of discount, net	432	45	2	479
Net realized gain (loss) on investments	972	—	—	972
Net change in unrealized appreciation (depreciation) on investments	(3,502)	(4,350)	(1,015)	(8,867)
Transfers out of Level 3 (1)	—	—	—	—
Transfers to Level 3 (2)	2,726	33,425	—	36,151
Fair value, end of period	$293,666	$144,739	$24,957	$463,362
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2022	$(3,762)	$(4,350)	$(1,015)	$(9,127)

	For the Six Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$269,162	$133,447	$24,697	$427,306
Purchase of investments (including PIK)	79,219	18,112	1,672	99,003
Proceeds from principal repayments and sales of investments	(52,152)	(37,763)	—	(89,915)
Amortization of premium/accretion of discount, net	892	80	13	985
Net realized gain (loss) on investments	1,057	2,630	—	3,687
Net change in unrealized appreciation (depreciation) on investments	(4,463)	(5,192)	(1,425)	(11,080)
Transfers out of Level 3 (1)	(2,775)	—	—	(2,775)
Transfers to Level 3 (2)	2,726	33,425	—	36,151
Fair value, end of period	$293,666	$144,739	$24,957	$463,362
Net change in unrealized depreciation on non-controlled/non-affiliated company investments still held at June 30, 2022	(4,568)	(5,819)	(1,425)	(11,812)
(1)
Transfers are done at the value of the investment at the beginning of the period. For the three and six months ended June 30, 2022 zero and one investments, respectively, were transferred from Level 3 to Level 2, as valuation coverage was not reduced to one or less independent pricing service.
(2)
Transfers are done at the value of the investment at the beginning of the period. For the three and six months ended June 30, 2022 zero and one investments, respectively, were transferred from Level 2 to Level 3, as valuation coverage was not reduced to one or less independent pricing service.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2023 and December 31, 2022, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$637,632	Market Yield Analysis	Market Yield Discount Rates	10.31%	18.38%	12.20%
	172,029	Recent Transaction	Transaction Price	n/a	n/a	—
	809,661
Second lien debt	132,740	Market Yield Analysis	Market Yield Discount Rates	10.84%	15.77%	12.96%

Preferred equity	25,820	Market Yield Analysis	Market Yield Discount Rates	9.00%	20.49%	17.70%
		Black-Scholes	Volatility	31.80%	31.80%	31.80%
Total	$968,221

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$408,366	Market Yield Analysis	Market Yield Discount Rates	10.48%	24.98%	14.09%
	13,917	Recent Transaction	Transaction Price	100.00	100.00	100.00
	422,283
Second lien debt	127,437	Market Yield Analysis	Market Yield Discount Rates	13.24%	15.87%	14.49%
	127,437
Preferred equity	22,267	Market Yield Analysis	Market Yield Discount Rates	17.11%	20.52%	18.81%
Total	$571,987
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of June 30, 2023 and December 31, 2022, the Company had investments of this nature measured at fair value totaling $29.6 million and $140.1 million, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of both June 30, 2023 and December 31, 2022, respectively, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates.

Other

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the fair value hierarchy.

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing if certain requirements are met.

The Company’s outstanding debt obligations as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$485,000	$485,000	$481,140	$—	12/21/2026
Subscription facility	200,000	185,000	184,755	15,000	12/21/2023
Loan repurchase obligations	129,215	129,215	129,215	—	Various (3)
Total	$814,215	$799,215	$795,110	$15,000

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$485,000	$392,000	$387,590	$93,000	12/21/2026
Subscription facility	200,000	145,000	144,499	55,000	12/21/2023
Total	$685,000	$537,000	$532,089	$148,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)
The unused portion is the amount upon which commitment fees are based, if any.
(3)
Loan repurchase obligations entered into with Macquarie have a term of 90 days, with an option for repayment as early as 45 days. As of June 30, 2023, the remaining contractual maturities were between 53-87 days.

The components of interest expense for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Stated interest expense	$13,014	$3,878	$23,952	$6,098
Unused/undrawn fees	11	108	42	366
Administration fees	307	250	602	500
Amortization of deferred financing costs	405	379	806	754
Total interest expense	$13,737	$4,615	$25,402	$7,718
Average borrowings	$703,794	$473,902	$669,231	$426,473

Weighted average interest rate (1)	7.58%	3.58%	7.35%	3.27%
Amortization of financing costs	0.23%	0.32%	0.24%	0.35%
Total borrowing costs	7.81%	3.90%	7.59%	3.62%
(1)
Calculated as the amount of the sum of stated interest expense, unused/undrawn fees, and administration fees all divided by the average borrowings during the reporting period. This number represents an annualized amount.

Description of the Company's Credit Facilities

SPV I Facility

On December 21, 2021, SPV I, the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility with Deutsche Bank AG, New York Branch (“DB”), which was subsequently amended on November 21, 2022 and December 16, 2022 (the “SPV I Facility”). DB serves as facility agent, U.S. Bank National Association, serves as collateral agent and collateral custodian and the Company serves as servicer under the SPV I Facility.

As of the amendment on November 21, 2022 advances under the SPV I Facility bear interest at a per annum rate equal to the three-month SOFR in effect, plus the applicable margin of 2.41% per annum, inclusive of a credit spread adjustment (“CSA”) of 0.26%, with a SOFR floor of 0.25%. SPV I pays a commitment fee of 0.25% per annum (or 0.50% per annum if borrowings are less than 75% of the commitment amount) on the average daily unused amount of the financing commitments until the third anniversary of the SPV I Facility. Additionally, SPV I pays DB an administrative agent fee 0.25% of the total commitment amount for serving as facility agent.

Prior to the amendment on November 21, 2022, Advances under the SPV I Facility bore interest at a per annum rate equal to the three-month LIBOR in effect, plus the applicable margin of 2.15% per annum with a LIBOR floor of 0.25%. The commitment fee and the administrative agent fee were unchanged.

In connection with the amendment on December 16, 2022, the maximum commitment amount of the SPV I Facility increased from $400 million to $485 million. Proceeds from borrowings under the SPV I Facility are used to fund portfolio investments by SPV I. The period during which SPV I may make borrowings under the SPV I Facility expires on December 31, 2024 and the SPV I Facility is scheduled to mature on December 21, 2026.

As of both June 30, 2023 and December 31, 2022, respectively, the Company was in compliance with all covenants associate with the SPV I Facility.

Subscription Facility

On December 21, 2021, the Company entered into a senior secured revolving credit facility (the “Subscription Facility”) with Bank of America, N.A. (“BAML”). BAML serves as administrative agent and lender.

The Subscription Facility provides for secured borrowings of up to $200 million. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the 1940 Act. The Subscription Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $40 million. Proceeds from the borrowings under the Subscription Facility are used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. On December 21, 2022, the Subscription Facility’s maturity date was extended from December 21, 2022 to December 21, 2023.

Advances under the Subscription Facility generally bear interest at a per annum rate equal to the daily Bloomberg Short-Term Bank Yield Index (“BSBY”) rate in effect, plus the applicable margin of 2.00% per annum. The Company pays a commitment fee of 0.25% per annum on the average daily unused amount of the financing commitments.

As of both June 30, 2023 and December 31, 2022, respectively, the Company was in compliance with all covenants associated with the Subscription Facility.

Repurchase Obligations

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie Bank Limited (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (the “Macquarie Transaction”).

In accordance with ASC Topic 860, Transfers and Servicing, these Macquarie Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Repurchase Obligation”). The Repurchase Obligation is secured by the respective investment that is the subject of the repurchase agreement.

As of June 30, 2023, the Company had outstanding Repurchase Obligations of $129.2 million associated with repurchase agreements that were entered into on May 24, May 30, and June 26, 2023. Such Repurchase Obligations are collateralized by the Company’s term loans to Momentive Global and Inmar Inc., in addition to a portion of the Company’s term loan holdings in Maxar Technologies Inc, and Boasso Global. Interest under these Repurchase Obligations is calculated at the inception of each repurchase agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 3.50%. As of June 30, 2023, the remaining contractual maturities of the repurchase agreements were between 53-87 days.

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statement of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of June 30, 2023 and December 31, 2022, the Company’s unfunded commitments consisted of the following:

June 30, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Boasso Global	Delayed Draw	10/3/2024	$7,775	$(81)
Boasso Global	Revolver	7/1/2026	6,250	(159)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(135)
DFS Holding Company	Delayed Draw	1/31/2029	4,615	(60)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	741	(6)
Frontgrade Technologies Inc.	Revolver	1/9/2028	5,250	(143)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	(10)
Maxar Technologies Inc.	Revolver	5/3/2029	7,125	(150)
Momentive Global	Revolver	5/31/2029	5,714	(113)
Natural Partners, Inc.	Revolver	11/29/2027	2,814	(44)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	4,704	(74)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	1,792	(42)
Wood Mackenzie, Inc.	Revolver	2/1/2028	2,963	(85)
Total Unfunded Commitments			$57,400	$(1,102)

December 31, 2022
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd	Delayed Draw	6/18/2027	$1,280	$(63)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(182)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,167	(45)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	5,538	(76)
Natural Partners, Inc.	Revolver	3/15/2028	2,813	(94)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Delayed Draw	8/16/2027	4,704	(134)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Revolver	8/16/2027	3,136	(113)
Total Unfunded Commitments			$25,253	$(707)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both June 30, 2023 and December 31, 2022, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

The Company has the authority to issue up to 100 million shares. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of June 30, 2023, the Company had received Capital Commitments totaling $1.2 billion ($585.2 million remaining undrawn), all of which were from affiliates of the Adviser.

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements as of June 30, 2023:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
March 8, 2023	2,601,909	$60,000
April 21, 2023	4,446,421	$100,000
Total	27,336,303	$649,988

Distributions

The Company declared the following distributions for the six months ended June 30, 2023 and 2022:

			Regular	Special	Per Share
Date Declared	Record Date	Payment Date	Distribution	Distribution	Amount	Total Amount
For Calendar Year 2023
March 13, 2023	March 29, 2023	April 17, 2023	$0.65	$—	$0.65	$16,073
June 21, 2023	June 21, 2023	June 28, 2023	$0.65	$—	$0.65	$19,378
					$1.30	$35,451
For Calendar Year 2022
March 30, 2022	March 31, 2022	April 15, 2022	$0.57	$0.03	$0.60	$7,200
June 28, 2022	June 29, 2022	July 15, 2022	$0.57	$0.06	$0.63	$9,321
					$1.23	$16,521

Dividend Reinvestment

The Company has adopted a dividend reinvestment plan (“DRP”), pursuant to which it reinvests all cash dividends declared by the Board on behalf of its Shareholders who elected not to receive their dividends in cash. Shareholders who have opted into the Company’s DRP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. A participating Shareholder will receive an amount of shares equal to the amount of the distribution on that participant’s shares divided by the most recent net asset value (“NAV”) per share that is available on the date such distribution was paid. Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those Shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the DRP. Shares issued under the DRP will not reduce outstanding Capital Commitments.

The following table summarizes the DRP shares issued to shareholders who have “opted in” to the DRP as of June 30, 2023 and the value of such shares as of the payment dates:

Payment Date	DRP Shares Value	DRP Shares Issued
April 15, 2022	$7,200	286,055
July 15, 2022	$9,321	373,593
October 17, 2022	$8,646	377,076
December 30, 2022	$18,056	801,437
April 17, 2023	$13,892	637,800
June 28, 2023	$16,789	754,571
	$73,904	3,230,532

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net increase in net assets resulting from operations	$37,643	$(17,956)	$62,030	$(13,366)
Weighted average shares outstanding	28,704,071	12,448,297	25,780,058	12,226,612
Earnings per share	$1.31	$(1.44)	$2.41	$(1.09)

Note 11. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Per Share Data:
Net assets, beginning of period	$21.78	$25.17
Net investment income (1)	1.60	1.32
Net realized gain (loss) (1)	(0.18)	0.28
Net change in unrealized appreciation (depreciation) (2)	1.00	(2.61)
Net increase in net assets resulting from operations	2.42	(1.01)
Distributions declared from net investment income (3)	(1.30)	(1.23)
Issuance of shares	(0.03)	—
Total increase (decrease) in net assets	1.09	(2.24)
Net assets, end of period	$22.87	$22.93
Shares outstanding, end of period	30,566,835	14,795,465
Total return based on NAV (4)	11.30%	(4.36)%
Ratios:
Expenses to average net assets (5)	13.78%	9.50%
Net investment income to average net assets (5)	13.88%	10.16%
Portfolio turnover rate (6)	6.25%	22.98%
Supplemental Data:
Net assets, end of period	$699,107	$339,311
Total capital commitments, end of period	$1,235,213	$800,000
Ratios of total contributed capital to total committed capital, end of period	52.62%	45.00%
Average debt outstanding	$669,231	$426,473
Asset coverage ratio (7)	187.5%	171.6%
(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the six months ended June 30, 2023 and 2022 the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of August 11, 2023, the date that the consolidated financial statements were issued.

On July 25, 2023, MSD Investment Corp. (the “Company”) delivered a capital drawdown notice to its stockholders relating to the sale of approximately 3,225,807 shares (the “Shares”) of the Company's common stock, par value $0.001 per share for an aggregate offering price of $75.0 million. The Shares were issued on August 8, 2023.

On August 3, 2023, our Board elected to designate the Adviser as the valuation designee in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4, effective September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this management's discussion and analysis of financial condition and results of operations relates to MSD Investment Corp., including its wholly-owned subsidiaries (collectively, "we", "us", "our" or the "Company"). The terms “Adviser” and “MSD” refer to MSD Partners, L.P., a Delaware limited partnership, in its capacity as our investment adviser, and the term “Administrator” refers to MSD Partners, L.P., a Delaware limited partnership, in its capacity as our administrator. The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” The discussion contains forward-looking statements, which relate to future events our future performance or financial condition an involves numerous risks and uncertainties, including, but not limited to, those risks set forth in section entitled “Part I Item 1A Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 23, 2023.

Overview

We were established as a Delaware limited liability company on February 18, 2021, and converted to MSD Investment, LLC, a Maryland limited liability company, on October 22, 2021. On December 1, 2021, the Company entered into purchase agreements to acquire a portfolio of investments (the “Initial Portfolio”) pursuant to agreements entered into with several funds managed by the Adviser (the “Initial Portfolio Acquisition”). The Initial Portfolio was acquired for an aggregate cash purchase price equal to the fair value of such assets, plus accrued but unpaid interest as of the closing date, less any principal payments received between signing of the purchase agreements and the closing of the transactions contemplated thereby. The closing of the purchase of the Initial Portfolio by the Company occurred on December 21, 2021. As consideration for the Initial Portfolio, the Company paid an aggregate purchase price of $656.5 million. On December 28, 2021, the Company filed Articles of Conversion (and related Articles of Incorporation) with the Maryland Department of Assessments and Taxation in order to convert to a Maryland corporation (the “Corporate Conversion”). In accordance with the Articles of Conversion and Maryland law, the Corporate Conversion became effective as of 12:01 a.m. on January 1, 2022 and, as result of the Corporate Conversion, each share representing a portion of the membership interests of the Company prior to the effective time of the Corporate Conversion was automatically converted into one share of common stock, par value $0.001 per share (the “Shares”), of the Company. In connection with the Corporate Conversion the Company changed its name from “MSD Investment, LLC” to “MSD Investment Corp.” On December 29, 2021, the Company filed a Form N-54A to elect to be regulated as a business development company (”BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

We intend to elect, and to qualify annually thereafter, as a regulated investment company (”RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

The Company’s investment objective is to invest in a broad range of portfolio companies, primarily through senior secured loans and notes where we believe the probability of losses are limited and the opportunity to generate attractive risk adjusted returns is maximized. The Adviser expects to execute this strategy by continuing its long history of leveraging its network to source and diligence what it believes to be attractive opportunities across a broad range of industries. The strategy will be executed by a team of experienced investment professionals who have more than a 20-year history of successfully deploying capital in both liquid and illiquid investments.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of June 30, 2023 and December 31, 2022 and (ii) for the three and six months ended June 30, 2023 and 2022:

	As of
	June 30, 2023	December 31, 2022
Total assets	$1,652,719	$1,047,077
Investments in portfolio companies, at fair value	$1,572,769	$981,738
Borrowings	$799,215	$537,000
Net assets	$699,106	$481,846
Net asset value per share	$22.87	$21.78
Leverage ratio (borrowings / total assets)	48.4%	51.3%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Average net assets	$624,633	$339,311	$577,037	$313,566
Average borrowings	$703,794	$473,902	$669,231	$426,473
Cost of investments purchased	$403,504	$161,193	$634,258	$267,273
Sales of investments	$—	$35,259	$19,687	$35,259
Principal repayments	$40,585	$44,808	$58,246	$131,269
Net investment income	$24,111	$8,527	$41,374	$16,091
Net realized gains (losses)	$(3,919)	$157	$(4,661)	$3,477
Net change in unrealized appreciation (depreciation)	$17,451	$(26,640)	$25,317	$(32,934)
Net increase (decrease) in net assets resulting from operations	$37,643	$(17,956)	$62,030	$(13,366)
Net investment income per share - basic and diluted	$0.84	$0.68	$1.60	$1.32
Earnings per share - basic and diluted	$1.31	$(1.44)	$2.41	$(1.09)

Portfolio and Investment Activity for the Three and Six Months Ended June 30, 2023 and 2022

The following table presents our portfolio company activity for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Portfolio companies at beginning of period	46	30	41	30
Number of added portfolio companies	10	7	17	10
Number of exited portfolio companies	(1)	(1)	(3)	(4)
Portfolio companies at period end	55	36	55	36

Number of debt investments period end	74	42	74	42
Number of preferred equity investments at period end	2	1	2	1

The following tables present a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$951,303	$212,776	$—	$23,156	$1,187,235
Purchase of investments	403,504	—	—	—	403,504
Proceeds from principal repayments and sales of investments	(40,585)	—	—	—	(40,585)
Other changes in fair value (1)	14,499	5,452	—	2,664	22,615
Fair value, end of period	$1,328,721	$218,228	$—	$25,820	$1,572,769

	Six Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$748,545	$210,926	$—	$22,267	$981,738
Purchase of investments	633,757	—	—	501	634,258
Proceeds from principal repayments and sales of investments	(77,719)	—	—	(214)	(77,933)
Other changes in fair value (1)	24,138	7,302	—	3,266	34,706
Fair value, end of period	$1,328,721	$218,228	$—	$25,820	$1,572,769
(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

The following tables present a roll-forward of all investment purchase, sale and repayment activity and changes at fair value, within our investment portfolio for the three and six months ended June 30, 2022:

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
(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from payment in kind (”PIK”) income.

The following table presents selected information regarding our investment portfolio as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023		December 31, 2022
Investments:
Number of portfolio companies	55		41
Number of investments	76		53
Average investment at fair value	$20,694		$18,523
Average cost of debt investments as a percentage of par (1)	97.38%		97.88%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.74%		1.10%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.32%		0.40%
Number of debt investments on non-accrual status	1		1
Weighted average net debt through tranche (2)	4.6x		4.6x
Weighted average interest rate coverage (2)	2.7x		3.5x
Percentage of sponsored investments	84.21%		83.20%

Floating interest rate debt investments:
Percent of debt portfolio (3)	92.1%		87.7%
Weighted average interest rate floors	0.72%		0.70%
Weighted average coupon spread to base interest rate	679	bps	674	bps
Weighted average effective yield on floating rate debt investments at amortized cost (4)	12.85%		11.68%

Fixed interest debt investments: (5)
Percent of debt portfolio (3)	7.9%		12.3%
Weighted average coupon rate	9.67%		9.43%
Weighted average effective yield on fixed rate debt investments at amortized cost (4)	10.30%		10.38%

Other metrics:
Weighted average years to maturity on debt investments	4.16	years	4.23	years
Weighted average effective yield on the portfolio at amortized cost (4) (5)	12.65%		11.54%
(1)
Calculated as amortized cost of all debt investments divided by the par value of all debt investments.
(2)
Figures are based on portfolio company financial statements available to the Company at period end.
(3)
Percent is calculated as a percentage of fair value of total debt investments.
(4)
Weighted average effective yield is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments.
(5)
Calculations exclude non-performing debt investments.

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of:

	June 30, 2023		December 31, 2022
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$12,853	0.8%	$15,109	1.5%
2024	59,592	3.7	72,098	7.0
2025	257,068	16.0	238,222	23.3
2026	368,020	22.9	135,865	13.3
2027	111,447	6.9	72,435	7.1
2028	287,906	17.9	259,567	25.3
2029	242,904	15.1	195,923	19.1
2030	269,065	16.7	35,000	3.4
	$1,608,855	100.0%	$1,024,219	100.0%
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

The following tables show the investment rankings of the debt investments in our portfolio as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	144,413	9.2	5
3	1,421,136	90.3	69
4	7,220	0.5	2
5	—	0.0	—
	$1,572,769	100.0%	76

	As of December 31, 2022
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	116,109	11.8	7
3	859,792	87.6	44
4	5,837	0.6	2
5	—	0.0	—
	$981,738	100.0%	53

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

Operating results for the three and six months ended June 30, 2023 and 2022 are presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Total investment income	$46,033	$17,026	$81,151	$31,057
Total expenses	21,922	8,499	39,777	14,966
Net investment income	24,111	8,527	41,374	16,091
Net realized gain (loss)	(3,919)	157	(4,661)	3,477
Net change in unrealized appreciation (depreciation)	17,451	(26,640)	25,317	(32,934)
Net increase (decrease) in net assets resulting from operations	$37,643	$(17,956)	$62,030	$(13,366)

Investment Income

Investment income consisted of the following components for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest income on debt securities
Cash interest	$35,966	$12,156	$65,606	$23,952
PIK interest	4,941	2,942	7,169	3,405
Net accretion/amortization of discounts/premiums	1,940	1,009	3,816	1,908
Total interest on debt securities	42,847	16,107	76,591	29,265
PIK dividend	972	843	1,903	1,672
Total interest and dividend income	43,819	16,950	78,494	30,937
Other income	2,214	76	2,657	120
Total investment income	$46,033	$17,026	$81,151	$31,057
Average investments at cost (1)	$1,412,471	$758,944	$1,285,336	$736,207
Income return (2)	3.10%	2.23%	6.11%	4.20%

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

The table below shows a breakdown of our operating expenses for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Fixed Operating Expenses
Professional fees (1)	$382	$255	$586	$513
Board of directors' fees	78	77	155	135
General and other expenses	99	74	144	116
Organization and offering costs (2)	1	101	19	221
Total fixed operating expenses	560	507	904	985

Variable operating expenses:
Interest expense (3)	13,737	4,615	25,402	7,718
Management fees	2,604	1,456	4,630	2,784
Administrative expense (4)	647	382	1,324	873
Custody expense	96	21	157	42
Transfer agency fees	23	13	75	26
Total variable operating expenses	17,107	6,487	31,588	11,443

Performance-dependent expenses:
Income based incentive fee	4,255	1,505	7,285	2,794
Capital gains incentive fee	—	—	—	(256)
Total performance-dependent expenses	4,255	1,505	7,285	2,538

Total expenses	$21,922	$8,499	$39,777	$14,966
(1)
Professional fees includes the expenses for third-party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the three and six months ended June 30, 2023 and 2022 is described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the three and six months ended June 30, 2023, our net realized gains (losses) were ($3.9) million and ($4.7) million , respectively, and our net change in unrealized appreciation (depreciation) were $17.5 million and $25.3 million.

For the three and six months ended June 30, 2022, our net realized gains (losses) were $0.2 million and $3.5 million , respectively, and our net change in unrealized appreciation (depreciation) were ($26.6) million and ($32.9) million.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. The Company's comprehensive accounting policies are described more fully in Note 2. Significant Accounting Policies in the accompanying consolidated financial statements. We have identified “Basis of Presentation”, “Valuation of Investments”, and “Revenue Recognition” within Note 2 as critical accounting policies.

Valuation of Portfolio Investments and Net Asset Value of Shares

The Board of Directors of the Company (the “Board”), with the assistance of the audit committee of the Board (the “Audit Committee”), and in some cases an independent valuation firm, will determine the fair value of the Company’s assets on at least a quarterly basis, in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement. The Audit Committee is comprised of directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser (each an “Independent Director”).

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

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs with respect to a fair-valued portfolio company or comparable company, the Board will use the pricing indicated by the external event to corroborate and/or assist the Company in the valuation of such portfolio company. Because the Company expects that there will not be readily available market quotations for many of the investments in its portfolio, the Company expects to value many of its investments at fair value as determined in good faith by the board of directors using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of the Company’s investments may differ significantly from the values that would have been used had readily available market quotations existed for such investments, and the differences could be material.

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

All values assigned to securities and other assets by the Board will be binding on all Company investors. When pricing of the Company’s Shares is necessary outside of the normal quarterly process, the Adviser will, among other things, review whether, to its knowledge, significant events have occurred since the last quarterly valuation which might affect the fair value of any of the Company’s portfolio securities.

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of June 30, 2023 and December 31, 2022, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Fair value of level 3 investments at the end of the period	$997,846	$463,362	$997,846	$463,362
Fair value assuming a 5% increase in value	1,047,738	486,530	1,047,738	486,530

Increase in unrealized appreciation	49,892	23,168	49,892	23,168
(Increase) in management fees	(94)	(43)	(75)	(43)
(Increase) in capital gains incentive fees (1)	(7,484)	(3,475)	(7,484)	(3,475)
Increase in net assets resulting from operations	$42,314	$19,650	$42,333	$19,650

Weighted average shares outstanding	28,704,071	12,448,297	25,780,058	12,226,612
Shares outstanding at the end of the period	30,566,836	14,795,465	30,566,836	14,795,465

Increase in earnings per share	$1.47	$1.58	$1.64	$1.61
Increase in net assets per share	$1.38	$1.33	$1.38	$1.33
(1)
Increase in capital gains incentive fee is calculated as 15% of the increase in unrealized appreciation.

Determination of Net Asset Value

The Board will determine the net asset value (”NAV”)of the Shares at least quarterly. The NAV per share is equal to the value of the Company’s total assets minus its liabilities and the liquidation value of any preferred shares outstanding divided by the total number of shares outstanding. Additionally, in connection with each offering of shares, to the extent the Company does not have Shareholder approval to sell below NAV, the Board or an authorized committee thereof will be required to make a good faith determination that the Company is not selling shares at a price below the then current NAV of the shares at the time at which the sale is made.

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

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of June 30, 2023 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated (Note.5 Derivative Instruments). However, no assurance can be given that such hedging transactions will be effective.

Financial Condition, Liquidity and Capital Resources

Our primary sources of cash and cash equivalents may include: (i) the sale of our Shares, (ii) borrowings under various financing arrangements, (iii) cash flows from interest, dividends and transaction fees earned from investment in portfolio companies and (iv) principal repayments and sale proceeds from our investments.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including fees payable to MSD in its capacity as the Adviser and the Administrator), (iii) debt service of any borrowings, and (iv) cash distributions to our Shareholders.

Liquidity

The tables below present a summary of our liquidity position as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$55,860	$36,616
Unused borrowing capacity	15,000	148,000
Principal receivable	4,483	16,523
Unfunded investment commitments (1)	(57,400)	(25,253)
Undrawn capital commitments (2)	585,225	562,663
Other net working capital (3)	(148,330)	(26,339)
	$454,838	$712,210
(1)
For a comprehensive list of our unfunded investment commitments see the footnotes to our consolidated schedule of investments included in our accompanying consolidated financial statements.
(2)
Added undrawn capital commitments to December 31, 2022 for comparison purposes.
(3)
Other networking capital is interest receivable less all liabilities exclusive of debt.

Capital Resources

We may from time to time enter into additional credit facilities and borrowing arrangements to increase the amount of our borrowings as our called equity capital increases. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such financing arrangements. We are currently required to maintain a minimum asset coverage ratio (total assets-to-senior securities) of 150% under the 1940 Act if certain conditions are met.

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I facility	$485,000	$—	$—	$485,000	$—
Subscription facility	185,000	185,000	—	—	—
Loan repurchase obligations	129,215	129,215	—	—	—
Total Contractual Obligations	$799,215	$314,215	$—	$485,000	$—

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of June 30, 2023 92.1% of our debt investments (90.6% of our total investments), or $1.43 billion measured at fair value, are subject to floating interest rates. Additionally, both of the SPV I Facility and the Subscription Facility are also subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for Income-Based Fee as described in Note 3. Agreements and Related Party Transactions.

Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as LIBOR and SOFR, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2023. Interest expense is calculated based on the terms of the Financing Facilities, using the outstanding balances as of June 30, 2023. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$45,389	$(24,195)	$21,194
Up 200 basis points	30,677	(16,203)	14,474
Up 100 basis points	15,964	(8,211)	7,753
Down 100 basis points	(13,460)	7,773	(5,687)
Down 200 basis points	(28,173)	15,765	(12,408)

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

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below and in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 23, 2023 (See “Part I Item 1A. Risk Factors”), which is accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results.

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

The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.

LIBOR, the London Interbank Offered Rate, is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.

In the United States, the Secured Overnight Financing Rate (“SOFR”) is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding US. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.

Substantially all of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate (“CME Term SOFR”). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the[1]counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
On July 25, 2023, the Company delivered a capital drawdown notice to its stockholders relating to the sale of approximately 3,225,807 Shares of the Company's common stock, for an aggregate offering price of $75.0 million. The Shares were issued on August 8, 2023.
(b)
None.
(c)
For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

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

MSD Investment Corp.

Date:	August 11, 2023	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	August 11, 2023	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer