Form 10-Q
period 2023-09-30
MSD Investment Corp.
filed 2023-11-09
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 9, 2023 was 34,621,102.

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
•
interest rate volatility, including the replacement of the London Inter-Bank Offered Rate (“LIBOR”) with alternate rates and the rising interest rate environment, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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
•
the impact of geopolitical conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, ongoing conflict in the Middle East, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, and other countries;
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

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$1,736,113	$981,738
Cash and cash equivalents	75,433	36,616
Restricted cash	—	4,320
Interest receivable	11,446	6,803
Principal receivable	26,854	16,523
Unrealized appreciation on forward contracts	724	—
Prepaid expenses and other assets	138	1,077
Total assets	$1,850,708	$1,047,077

LIABILITIES
SPV I facility	$409,000	$392,000
SPV II facility	220,000	—
Subscription facility	163,000	145,000
Loan repurchase obligations	103,282	—
Deferred financing costs net of accumulated amortization	(9,434)	(4,911)
Total debt, net of financing costs	885,848	532,089
Payable for investments purchased	130,667	24,729
Interest payable	15,255	6,157
Income based incentive fee payable	4,542	59
Management fees payable	3,121	83
Financing costs payable	1,195	1,194
Due to affiliates	1,097	—
Accrued professional fees	501	350
Accrued expenses and other liabilities	484	234
Unrealized depreciation on forward contracts	—	336
Total liabilities	$1,042,710	$565,231
Commitments and contingencies (Note 8)
NET ASSETS
Common stock, par value $0.001 (100,000,000 shares authorized, 34,621,102 and 22,126,135 shares issued and outstanding, respectively)	$35	$22
Paid-in capital in excess of par value	819,914	535,300
Distributable earnings (accumulated losses)	(11,951)	(53,476)
Total net assets	$807,998	$481,846
Net asset value per share	$23.34	$21.78

(1)
Non-controlled/non-affiliated investments at amortized cost $1,753,652 and $1,031,067 as of September 30, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$49,513	$20,079	$118,935	$45,939
Dividend Income	1,021	—	1,021	—
Payment-in-kind interest income	1,434	570	8,603	3,975
Payment-in-kind dividend income	—	886	1,903	2,558
Other income	654	52	3,311	172
Total investment income	52,622	21,587	133,773	52,644
Expenses:
Interest expense	17,798	6,849	43,200	14,567
Income based incentive fee	4,542	1,820	11,827	4,614
Management fees	3,121	1,641	7,751	4,425
Administration expense	767	470	2,091	1,343
Professional fees	359	270	945	783
Custody expense	103	30	260	72
General and other expenses	95	(14)	239	102
Board of directors’ fee	77	78	232	213
Transfer agency fees	20	13	95	39
Organization and offering costs	2	124	21	345
Capital gains incentive fee	—	—	—	(256)
Total expenses	26,884	11,281	66,661	26,247
Net investment income (loss)	25,738	10,306	67,112	26,397

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	2,140	(292)	1,255	3,255
Foreign currency forward contracts	2,609	—	(1,024)	—
Foreign currency transactions	(186)	(54)	(329)	(124)
Net realized gain (loss)	4,563	(346)	(98)	3,131
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	7,184	(13,677)	31,790	(46,595)
Foreign currency forward contracts	343	3,374	1,060	3,374
Foreign currency transactions	—	(32)	(6)	(48)
Net change in unrealized appreciation (depreciation)	7,527	(10,335)	32,844	(43,269)
Net realized and unrealized gain (loss)	12,090	(10,681)	32,746	(40,138)
Net increase (decrease) in net assets resulting from operations	$37,828	$(375)	$99,858	$(13,741)

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.79	$0.67	$2.39	$1.99
Earnings per share (basic and diluted)	$1.17	$(0.02)	$3.56	$(1.03)
Distributions declared per share	$0.68	$0.57	$1.98	$1.80
Weighted average shares outstanding (basic and diluted)	32,466,609	15,408,512	28,032,111	13,297,224

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2022	22,126,135	$22	$535,300	$(53,476)	$481,846
Operations:
Net investment income	—	—	—	17,263	17,263
Net realized gain (loss)	—	—	—	(742)	(742)
Net change in unrealized appreciation (depreciation)	—	—	—	7,866	7,866
Net increase (decrease) in net assets resulting from operations	—	—	—	24,387	24,387
Shareholder distributions:
Distributions paid or accrued	—	—	—	(16,073)	(16,073)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(16,073)	(16,073)
Capital Share Transactions:
Issuance of shares	2,601,908	3	59,997	—	60,000
Net increase (decrease) for the period	2,601,908	3	59,997	8,314	68,314
Balance, March 31, 2023	24,728,043	$25	$595,297	$(45,162)	$550,160
Operations:
Net investment income	—	—	—	24,111	24,111
Net realized gain (loss)	—	—	—	(3,919)	(3,919)
Net change in unrealized appreciation (depreciation)	—	—	—	17,451	17,451
Net increase (decrease) in net assets resulting from operations	—	—	—	37,643	37,643
Shareholder distributions:
Distributions to shareholders	—	—	—	(19,378)	(19,378)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(19,378)	(19,378)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	1,392,371	1	30,680	—	30,681
Issuance of shares	4,446,421	5	99,995	—	100,000
Net increase (decrease) for the period	5,838,792	6	130,675	18,265	148,946
Balance, June 30, 2023	30,566,835	$31	$725,972	$(26,897)	$699,106
Operations:
Net investment income	—	—	—	25,738	25,738
Net realized gain (loss)	—	—	—	4,563	4,563
Net change in unrealized appreciation (depreciation)	—	—	—	7,527	7,527
Net increase (decrease) in net assets resulting from operations	—	—	—	37,828	37,828
Shareholder distributions:
Distributions to shareholders	—	—	—	(22,882)	(22,882)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(22,882)	(22,882)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	828,460	1	18,945	—	18,946
Issuance of shares	3,225,807	3	74,997	—	75,000
Net increase (decrease) for the period	4,054,267	4	93,942	14,946	108,892
Balance, September 30, 2023	34,621,102	$35	$819,914	$(11,951)	$807,998

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2021 (1)	12,000,000	$12	$299,988	$1,998	$301,998
Operations:
Net investment income	—	—	—	7,564	7,564
Net realized gain (loss)	—	—	—	3,320	3,320
Net change in unrealized appreciation (depreciation)	—	—	—	(6,294)	(6,294)
Net increase (decrease) in net assets resulting from operations	—	—	—	4,590	4,590
Shareholder distributions:
Distributions paid or accrued	—	—	—	(7,200)	(7,200)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(7,200)	(7,200)
Net increase (decrease) for the period	—	—	—	(2,610)	(2,610)
Balance, March 31, 2022	12,000,000	$12	$299,988	$(612)	$299,388
Operations:
Net investment income	—	—	—	8,527	8,527
Net realized gain (loss)	—	—	—	157	157
Net change in unrealized appreciation (depreciation)	—	—	—	(26,640)	(26,640)
Net increase (decrease) in net assets resulting from operations	—	—	—	(17,956)	(17,956)
Shareholder distributions:
Distributions to shareholders	—	—	—	(9,321)	(9,321)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(9,321)	(9,321)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (2)	286,055	—	7,200	—	7,200
Issuance of shares	2,509,410	3	59,997	—	60,000
Net increase (decrease) for the period	2,795,465	3	67,197	(27,277)	39,923
Balance, June 30, 2022	14,795,465	$15	$367,185	$(27,889)	$339,311
Operations:
Net investment income	—	—	—	10,306	10,306
Net realized gain (loss)	—	—	—	(346)	(346)
Net change in unrealized appreciation (depreciation)	—	—	—	(10,335)	(10,335)
Net increase (decrease) in net assets resulting from operations	—	—	—	(375)	(375)
Shareholder distributions:
Distributions to shareholders	—	—	—	(8,646)	(8,646)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(8,646)	(8,646)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (2)	373,593	—	9,321	—	9,321
Issuance of shares	2,787,307	3	64,997	—	65,000
Net increase (decrease) for the period	3,160,900	3	74,318	(9,021)	65,300
Balance, September 30, 2022	17,956,365	$18	$441,503	$(36,910)	$404,611

(1)
The Company converted from MSD Investment, LLC to MSD Investment Corp. on January 1, 2022.
(2)
Common shares issued from reinvestment of distributions par value is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

	For the Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$99,858	$(13,741)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(8,603)	(6,539)
Net accretion of discount and amortization of premium	(5,765)	(2,933)
Proceeds from sale of investments and principal repayments	224,007	224,437
Purchases of investments	(930,969)	(455,991)
Net realized (gains) losses on investments	(1,255)	(3,255)
Net change in unrealized (appreciation) depreciation on investments	(31,790)	46,595
Net receipt of settlement of derivatives	(1,024)	—
Net realized (gains) losses on derivatives	1,024	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(1,060)	(3,374)
Amortization of deferred financing costs	1,351	1,139
(Increase) decrease in operating assets:
Interest receivable	(4,643)	(4,229)
Principal receivable	(10,331)	(9,381)
Prepaid expenses and other assets	939	72
Increase (decrease) in operating liabilities:
Due to affiliates	1,097	352
Payable for investments purchased	105,938	26,684
Management fees payable	3,038	1,486
Income based incentive fee payable	4,483	1,763
Capital gains incentive fee payable	—	(256)
Interest payable	9,098	2,418
Accrued professional fees	151	128
Accrued expenses and other liabilities	250	258
Net cash provided (used in) by operating activities	(544,206)	(194,367)
Cash flow from financing activities
Proceeds from issuance of shares	235,000	125,000
Proceeds from repurchase obligations	263,816	—
Repayment of repurchase obligations	(160,534)	—
Debt borrowings	569,000	246,000
Debt repayments	(314,000)	(145,000)
Distributions paid	(8,706)	—
Deferred financing costs paid	(5,873)	(287)
Net cash provided by (used in) financing activities	578,703	225,713
Net increase in cash, cash equivalents, and restricted cash	34,497	31,346
Cash, cash equivalents, and restricted cash, beginning of period	40,936	12,203
Cash, cash equivalents, and restricted cash, end of period	$75,433	$43,549
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$75,433	$43,549
Restricted cash	$—	$—
Total cash, cash equivalents, and restricted cash	$75,433	$43,549
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$32,720	$11,010
Reinvestment of shareholder distributions	$49,627	$16,521
Change in distributions payable	$—	$8,646
Incremental financing cost payable	$—	$54

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Chromalloy Holdings LLC	(8)	S + 7.00%	1.00%	12.38%	11/23/2028	49,625	$47,860	$49,055	6.07%
Chromalloy Holdings LLC - Revolving Credit Facility	(8)(9)(12)	S + 7.00%	1.00%	12.39%	11/23/2027	—	(153)	(53)	(0.01)
Frontgrade Technologies Inc.	(8)(15)	S + 6.75%	0.75%	12.14%	1/9/2030	60,300	58,746	59,629	7.38
Frontgrade Technologies Inc. - Revolving Credit Facility	(8)(9)(12)(15)	S + 6.75%	0.75%	12.14%	1/9/2028	—	(172)	(80)	(0.01)
Systems Planning and Analysis, Inc.	(8)	S + 6.15%	1.00%	11.24%	8/16/2027	10,741	10,582	10,614	1.31
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.15%	1.00%	11.62%	8/16/2027	—	(43)	(37)	(0.00)
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.15%	0.00%	11.49%	8/16/2027	5,535	5,467	5,466	0.68
The Nordam Group Inc.		S + 5.60%	0.00%	10.92%	4/9/2026	11,675	10,649	10,552	1.31
							132,936	135,146	16.73
Automobile
McLaren Finance PLC	UK(10)(11)	N/A	N/A	7.50%	8/1/2026	2,689	2,712	2,349	0.29
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Delayed Draw Term Loan	(8)(9)(12)	S + 6.00%	0.75%	11.31%	10/30/2026	—	(716)	(726)	(0.09)
Beverage, Food & Tobacco
LJ Perimeter Buyer, Inc.	(8)	S + 6.65%	1.00%	12.02%	10/31/2028	19,365	18,850	19,164	2.37
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.65%	1.00%	12.05%	10/31/2028	2,489	2,393	2,478	0.31
							21,243	21,642	2.68
Capital Equipment
Faraday Buyer, LLC	(8)	S + 7.00%	1.00%	12.39%	10/10/2028	34,659	33,763	34,589	4.28
Faraday Buyer, LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 7.00%	1.00%	12.04%	10/11/2028	2,414	2,344	2,419	0.30
Trillium FlowControl	LU(8)(10)(11)	S + 5.61%	1.00%	10.93%	6/28/2026	17,775	17,646	17,263	2.14
							53,753	54,271	6.72
Chemicals, Plastics & Rubber
Dubois Chemicals Group Inc.		S + 4.60%	0.00%	9.92%	9/30/2026	2,732	2,727	2,703	0.33
Hexion Holdings Corporation		S + 4.65%	0.50%	10.03%	3/15/2029	9,875	9,220	9,363	1.16
							11,947	12,066	1.49
Consumer Goods: Durable
Mattress Firm, Inc.	(9)	L + 4.25%	0.75%	9.95%	9/25/2028	1,322	1,263	1,310	0.16
Victra Finance Corp.		S + 7.25%	0.00%	12.64%	3/31/2029	12,958	12,714	12,395	1.54
Victra Finance Corp. - Corporate Bond	(9)	N/A	N/A	7.75%	2/15/2026	100	90	91	0.01
							14,067	13,796	1.71

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Energy: Oil & Gas
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	2,121	2,149	2,094	0.26
Saturn Oil and Gas Inc.	CN(8)(10)(11)	C + 11.50%	1.00%	17.01%	2/28/2026	CAD 112,844	82,905	80,737	9.99
							85,054	82,831	10.25
Healthcare & Pharmaceuticals
Bayer Environmental Services		S + 4.38%	0.50%	9.77%	10/4/2029	19,850	18,411	19,097	2.36
Charlotte Buyer, Inc.		S + 5.25%	0.00%	10.58%	2/11/2028	33,083	31,137	32,699	4.05
Natural Partners, Inc.	(8)	S + 6.15%	1.00%	11.57%	11/29/2027	37,861	37,294	37,301	4.62
Natural Partners, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.15%	1.00%	11.54%	11/29/2027	—	(41)	(42)	(0.01)
Press Ganey Holdings	(9)	S + 3.76%	0.00%	9.18%	7/24/2026	4,259	3,944	4,090	0.51
							90,745	93,145	11.53
High Tech Industries
Inmar, Inc.		S + 5.50%	1.00%	10.90%	5/1/2026	39,900	38,608	39,518	4.89
Watchguard Technologies, Inc.		S + 5.25%	0.75%	10.57%	7/2/2029	34,650	32,650	32,679	4.05
							71,258	72,197	8.94
Hotel, Gaming & Leisure
Chuck E. Cheese		N/A	N/A	6.75%	5/1/2026	17,534	16,612	16,536	2.05
ClubCorp Holdings Inc.	(9)	L + 2.75%	0.00%	8.18%	9/18/2024	10,187	9,754	10,009	1.24
TouchTunes		S + 5.00%	0.50%	10.39%	4/2/2029	29,700	29,446	29,613	3.66
Viad Corp.	(11)	S + 5.11%	0.50%	10.80%	7/30/2028	4,336	4,329	4,242	0.53
							60,141	60,400	7.48
Media: Advertising, Printing & Publishing
Clear Channel Outdoor	(11)	S + 3.76%	0.00%	9.13%	8/21/2026	2,671	2,544	2,589	0.32
Emerald Exhibitions	(11)	S + 5.10%	0.00%	10.42%	5/22/2026	49,875	48,437	49,937	6.18
Sheffield United F.C.	UK(8)(9)(10)(11)	N/A	N/A	13.07%	7/22/2026	14,704	18,197	17,884	2.21
							69,178	70,410	8.71
Media: Diversified & Production
FilmRise Acquisitions, LLC	(8)(9)	N/A	N/A	13.50%	9/17/2025	16,774	16,782	16,807	2.08
Getty Images Inc.	(11)	S + 4.60%	0.00%	9.99%	2/19/2026	17,588	17,549	17,605	2.18
Candle Media Co Ltd	(8)	S + 6.10%	0.75%	11.49% (Incl 4.00% PIK)	6/18/2027	42,967	42,368	41,644	5.15
Candle Media Co Ltd -Delayed Draw Term Loan	(8)(9)	S + 6.10%	0.75%	11.49% (Incl 4.00% PIK)	6/18/2027	17,010	16,791	16,486	2.04
							93,490	92,542	11.45
Retail
Xponential Fitness LLC	(8)(11)	S + 6.76%	1.00%	12.16%	2/28/2025	68,520	67,108	68,863	8.52
MED ParentCo, LP		S + 4.36%	0.00%	9.68%	8/31/2026	56,938	54,550	54,250	6.71
							121,658	123,113	15.23

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Business
BDO USA, P.C.	(8)	S + 6.00%	2.00%	11.32%	8/31/2028	64,044	62,782	63,035	7.80
Momentive Global	(8)	S + 7.00%	1.00%	12.32%	5/31/2030	64,125	62,869	62,903	7.79
Momentive Global - Revolving Credit Facility	(8)(9)(12)	S + 7.00%	1.00%	12.31%	5/31/2029	—	(108)	(109)	(0.01)
Travelport Finance (Luxembourg) S.A.R.L.	LU(10)(11)	S + 7.26%	1.00%	12.65%	2/28/2025	60,002	59,822	56,844	7.03
Wood Mackenzie, Inc.	(8)	S + 6.75%	0.75%	12.12%	2/1/2030	36,852	35,827	36,545	4.52
Wood Mackenzie, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.75%	0.75%	12.14%	2/1/2028	—	(77)	(25)	(0.00)
							221,115	219,193	27.13
Services: Consumer
CSC Serviceworks	(9)	S + 4.26%	0.75%	9.66%	3/4/2028	220	201	190	0.02
Spring Education Group Inc.		S + 4.00%	0.00%	9.43%	7/30/2025	46,384	45,028	46,343	5.74
Vision Purchaser Corp.	(8)	S + 6.40%	1.00%	11.79%	6/10/2025	28,720	28,418	28,029	3.47
Vision Purchaser Corp. - Incremental Term Loan	(8)	S + 6.40%	1.00%	11.79%	6/10/2025	2,504	2,475	2,444	0.30
							76,122	77,006	9.53
Transportation: Cargo
Boasso Global - Delayed Draw Term Loan	(8)(9)(12)	S + 6.75%	0.75%	12.08%	10/3/2024	6,916	6,694	6,874	0.85
Boasso Global - Revolving Credit Facility	(8)(9)(12)	S + 6.75%	0.75%	12.14%	7/1/2026	—	(159)	(53)	(0.01)
Boasso Global	(8)	S + 6.75%	0.75%	12.08%	7/3/2028	59,078	57,416	58,581	7.25
							63,951	65,402	8.09
Transportation: Consumer
Virgin Atlantic	UK(8)(9)(10)(11)	S + 3.25%	0.00%	8.64%	11/17/2026	29,965	28,359	28,359	3.51
Beacon Mobility Corp. - Delayed Draw Term Loan	(8)(9)(12)	S + 8.60%	0.00%	13.91%	12/31/2025	—	(42)	(43)	(0.01)
Beacon Mobility Corp.	(8)	S + 8.60%	0.00%	14.08% PIK	12/31/2025	48,578	47,148	47,121	5.84
							75,465	75,437	9.34
Telecommunications
FirstLight Fiber - Initial Term Loan	(9)	S + 3.61%	0.00%	8.93%	7/23/2025	14,369	13,858	14,081	1.74
FirstLight Fiber - 2023 Incremental Term Loan	(8)	S + 4.11%	0.00%	9.31%	7/23/2025	15,500	15,346	15,623	1.93
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,039	18,329	2.27
Ligado Networks LLC	(9)(13)	N/A	N/A	15.50% PIK	11/1/2023	12,853	11,832	4,666	0.58
Maxar Technologies Inc. - Revolving Credit Facility	(8)(9)(12)	S + 7.25%	1.00%	12.64%	5/3/2029	5,663	5,306	5,707	0.71
Maxar Technologies Inc.	(8)	S + 7.25%	1.00%	12.64%	5/3/2030	82,212	79,842	82,489	10.21
ViaSat, Inc.	(11)	S + 4.61%	0.00%	9.93%	5/30/2030	48,000	44,660	44,430	5.50
							194,883	185,325	22.94
Wholesale
Cook & Boardman Group		S + 5.85%	1.00%	11.18%	10/18/2025	13,063	12,369	12,622	1.56
DFS Holdings Company, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 7.10%	0.75%	12.42%	1/31/2029	1,615	1,537	1,601	0.20
DFS Holdings Company, Inc.	(8)	S + 7.10%	0.75%	12.42%	1/31/2029	22,043	21,442	21,759	2.69
							35,348	35,982	4.45
Total First Lien Debt							1,494,350	1,491,527	184.60%

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation	(9)	S + 7.54%	0.50%	12.86%	3/15/2030	35,000	34,152	28,350	3.51
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	S + 8.36%	1.00%	13.68%	12/30/2028	34,199	33,486	33,060	4.09
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	16,378	16,451	15,071	1.87
Services: Business
DISA Holdings Corp.	(8)	S + 10.00%	0.75%	15.33% (Incl 2.00% PIK)	3/9/2029	14,793	14,391	14,754	1.83
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)	S + 10.00%	0.75%	15.33% (Incl 2.00% PIK)	3/9/2029	2,774	2,701	2,767	0.34
Trace3 Inc.	(8)(9)	L + 7.50%	0.50%	12.79%	10/8/2029	33,750	32,982	33,052	4.09
							50,074	50,573	6.26
Services: Consumer
Midwest Veterinary Partners LLC	(8)	S + 7.60%	0.75%	12.92%	4/26/2029	50,000	50,013	50,000	6.19
Southern Veterinary Partners LLC	(9)	S + 7.85%	1.00%	13.27%	10/5/2028	45,000	44,129	42,300	5.23
Spring Education Group Inc.	(9)	S + 8.36%	0.00%	13.68%	7/30/2026	100	92	96	0.01
							94,234	92,396	11.43
Telecommunications
FirstLight Fiber - 2nd Lien Term Loan	(9)	S + 7.50%	0.00%	12.81%	7/23/2026	100	98	97	0.01
Total Second Lien Debt							228,495	219,547	27.17%
Preferred Equity
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Preferred Stock	(8)(9)			13.25% PIK		—	97	97	0.01
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		31	30,432	24,720	3.06
Retail
Xponential Fitness LLC - Series A Preferred Stock	(8)(9)(11)			6.50%	7/27/2031	—	278	222	0.03
Total Preferred Equity							30,807	25,039	3.10
Total Investments - non-controlled/non-affiliated							$1,753,652	$1,736,113	214.87%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						$75,433	$75,433	9.33
Total Cash and Cash Equivalents							75,433	75,433	9.33
Total Portfolio Investments, Cash and Cash Equivalents							$1,829,085	$1,811,546	224.20%

September 30, 2023
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	December 20, 2023	$83,912	CAD 113,150	$—	$476	0.1%
Macquarie	December 20, 2023	$18,415	GBP 14,883	$—	$248	0.0%
					$724	0.1%

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
(4)
Variable rate loans to the portfolio companies are indexed to the London Interbank Offered Rate (“LIBOR” or “LIBO Rate”) (denoted as “L”), Canadian Dollar Offered Rate (“CDOR”) (denoted as “C”) or Secured Overnight Financing Rate (“SOFR”) (denoted as “S”) and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023.
(5)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at September 30, 2023.
(6)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares/shares owned.
(7)
Cost represents amortized cost, inclusive of any capitalized paid-in-kind income (“PIK”), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Directors of the Company (the “Board”) (see Note 2 and Note 6), pursuant to the Company’s valuation policy.
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
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, qualifying assets represented approximately 77.9% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Accession Risk Management	Delayed Draw	10/30/2026	$49,700	$(726)
Beacon Mobility Corp.	Delayed Draw	12/31/2025	1,422	(43)
Boasso Global	Delayed Draw	10/3/2024	2,438	16
Boasso Global	Revolver	7/1/2026	6,250	(53)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(53)
DFS Holding Company	Delayed Draw	1/31/2029	3,000	6
Faraday Buyer, LLC	Delayed Draw	10/11/2028	741	10
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,211	(80)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	14
Maxar Technologies Inc.	Revolver	5/3/2029	7,125	24
Momentive Global	Revolver	5/31/2029	5,714	(109)
Natural Partners, Inc.	Revolver	11/29/2027	2,813	(42)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	1,165	(5)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,136	(37)
Wood Mackenzie, Inc.	Revolver	2/1/2028	2,963	(25)
Total Unfunded Commitments			$101,335	$(1,103)
(13)
Investment was on non-accrual status as of September 30, 2023, meaning that the Company has ceased recognizing interest income on these investments. As of September 30, 2023, debt investments on non-accrual status represented 0.7% and 0.3% of total investments on an amortized cost basis and fair value basis, respectively.
(14)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of September 30, 2023, $63,144 was held in FGTXX and had an average one year yield of 4.49%.
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

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2022

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation	(8)(9)	S + 7.54%	0.50%	11.86%	3/15/2030	35,000	34,091	27,300	5.67
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	L + 8.25%	1.00%	12.63%	12/30/2028	34,199	33,415	31,471	6.53
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	16,378	16,473	15,150	3.14
Services: Business
DISA Holdings Corp.	(8)	S + 10.00%	0.75%	14.32%	3/9/2029	14,641	14,207	14,207	2.95
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)	S + 10.00%	0.75%	14.22%	3/9/2029	2,745	2,666	2,664	0.55
Trace3 Inc.	(8)(9)	L + 7.50%	0.50%	10.56%	10/8/2029	33,750	32,914	32,068	6.65
							49,787	48,939	10.15
Services: Consumer
Midwest Veterinary Partners LLC	(8)(9)	L + 7.50%	0.75%	11.88%	4/26/2029	50,000	50,042	47,027	9.76
Southern Veterinary Partners LLC	(8)(9)	S + 7.85%	1.00%	12.17%	10/5/2028	45,000	44,038	40,950	8.50
Spring Education Group Inc.	(9)	L + 8.25%	0.00%	13.02%	7/30/2026	100	91	89	0.02
							94,171	88,066	18.28
Total Second Lien Debt							227,937	210,926	43.77%
Preferred Equity
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		29	28,519	22,267	4.62
Total Preferred Equity							28,519	22,267	4.62
Total Investments - non-controlled/non-affiliated							$1,031,067	$981,738	203.74%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						$36,616	$36,616	7.60%
Total Cash and Cash Equivalents							36,616	36,616	7.60
Total Portfolio Investments, Cash and Cash Equivalents							$1,067,683	$1,018,354	211.34%

December 31, 2022
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Goldman Sachs International	March 15, 2023	$13,574	€12,688	$—	$(78)	0.0%
Goldman Sachs International	March 15, 2023	$43,460	CAD 59,121	$—	$(252)	(0.1)%
Goldman Sachs International	March 15, 2023	CAD 3,151	$2,336	$—	$(6)	0.0%
					$(336)	(0.1)%
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

MSD Investment Corp.

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Organization

MSD Investment Corp. (together with its consolidated subsidiaries, the “Company”) was originally established as a Delaware limited liability company on February 18, 2021, converted to a Maryland limited liability company named MSD Investment, LLC on October 22, 2021 and converted into a Maryland corporation (the “Corporate Conversion”) effective January 1, 2022, pursuant to Articles of Conversion filed on December 28, 2021. In connection with the Corporate Conversion the Company changed its name from “MSD Investment, LLC” to “MSD Investment Corp.” As a result of the Corporate Conversion, the issued and outstanding equity interests of MSD Investment, LLC were converted into a corresponding number of shares of common stock, par value $0.001 per share, of the Company (the “Shares,” and each a “Share”), and each holder of equity interests of MSD Investment, LLC became a shareholder of the Company (collectively the “Shareholders”). The Company is structured as an externally managed, non-diversified closed-end investment company. On December 29, 2021, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected, and intends to qualify annually thereafter, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On January 1, 2023, the Adviser completed a previously announced business combination with BDT & Company Holdings, L.P. (the “Transaction”), and its subsidiaries, which includes BDT Capital Partners, LLC (“BDT Capital”), an SEC-registered investment adviser, and BDT & MSD Partners, LLC, an SEC registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). Upon the closing of the Transaction, BDT & Company Holdings, L.P. was renamed BDT & MSD Holdings, L.P. (“BDT”) and BDT, and its subsidiaries, became affiliates of the Adviser and the Company.

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

MSD BDC SPV I, LLC (“SPV I”) is a Delaware limited liability company formed on June 14, 2021 and commenced operations on December 21, 2021, the date the first investment transaction closed. SPV I’s investment objectives are the same as the Company. MSD BDC SPV II, LLC (“SPV II” and together with SPV I, the “SPVs”) is a Delaware limited liability company formed on January 4, 2023 and commenced operations on March 31, 2023. The SPVs are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements, in accordance with the Company’s consolidation policy discussed in Note 2 Significant Accounting Policies.

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

The accompanying consolidated financial statements and related financial information have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the 1933 Act.

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

Restricted Cash

Restricted cash has historically consisted of cash collateral that had been pledged to cover obligations of the Company according to its derivative contracts and demand deposits held at Goldman Sachs International, in addition to cash funded to escrow for prefunding deals. Management believes the credit risk related to its demand deposits is minimal.

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

Under procedures established by the Board, the Company intends to value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 p.m. Eastern Time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the bid price as reported by an independent, third-party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined by the Adviser as the Company's valuation designee (in such capacity, the “Valuation Designee”), subject to the overall supervision of the Board. Such determination of fair values may involve subjective judgments and estimates, although the Company will also engage independent valuation providers to review the valuation of each investment that constitutes a material portion of the Company’s portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, the Valuation Designee, together with any independent valuation advisers, and subject to the oversight of the Board, will fair value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. The types of factors that may be considered in determining the fair values of investments include, but are not limited to, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings. The Company intends to retain one or more independent providers of financial advisory services to assist the Valuation Designee and the Board by performing certain third-party valuation services. The Company may appoint additional or different third-party valuation firms in the future.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs with respect to a fair-valued portfolio company or comparable company, the Valuation Designee will use the pricing indicated by the external event to corroborate and/or assist the Company in the valuation of such portfolio company. Because the Company expects that there will not be readily available market quotations for many of the investments in its portfolio, the Company expects to value many of its investments at fair value as determined in good faith by the Valuation Designee using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of the Company’s investments may differ significantly from the values that would have been used had readily available market quotations existed for such investments, and the differences could be material.

On a quarterly basis, with respect to investments for which market quotations are not readily available, the Valuation Designee will undertake a multi-step valuation process, as described below:

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
•
At least once annually, the valuation for each investment that constitutes a material portion of the Company’s portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm; and
•
The Valuation Designee will provide the Board with the information relating to the fair value determination pursuant to the Company’s valuation policy in connection with each quarterly Board meeting, will comply with the periodic board reporting requirements set forth in the Company’s valuation policy, and will discuss with the Board its determination of the fair value of each investment in good faith..

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

Securities and Exchange Commission (“SEC”) Disclosure Update and Simplification

In December 2020, the SEC adopted a new rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) established requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits (but does not require) boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. In summary, a quote is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. The SEC also adopted new Rule 31a-4 under the 1940 Act (“Rule 31a-4”), which provides the recordkeeping requirements associated with fair value determinations. Finally, the SEC rescinded previously issued guidance on related issues, including the role of the board in determining fair value and the accounting and auditing of fund investments. Rule 2a-5 and Rule 31a-4 became effective on March 8, 2021, and had a compliance date of September 8, 2022. On August 3, 2023, the Board elected to designate the Adviser as the Company's Valuation Designee, which became effective for the quarter ended September 30, 2023. The Company has adopted certain revisions to its valuation policies and procedures in order comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act. The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under the Code. So long as the Company maintains its tax treatment as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

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

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both September 30, 2023 and December 31, 2022. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the three and nine months ended September 30, 2023 and 2022, the Company did not incur any interest or penalties.

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

The following table presents the related party fees, expenses and transactions for the three and nine months ended September 30, 2023 and 2022:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Related Party	Source Agreement & Description	2023	2022	2023	2022
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$3,121	$1,641	$7,751	$4,425
Adviser	Advisory Agreement - income based incentive fee	4,542	1,820	11,827	4,614
Adviser	Advisory Agreement - board of directors' fees	77	78	232	213
Adviser	Advisory Agreement - capital gains incentive fee	—	—	—	(256)
Administrator	Administration Agreement - administration expense	581	372	1,621	1,075

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,494,350	$1,491,527	85.91%	$774,611	$748,545	76.25%
Second lien debt	228,495	219,547	12.65	227,937	210,926	21.48
Preferred equity	30,807	25,039	1.44	28,519	22,267	2.27
Total investments	$1,753,652	$1,736,113	100.00%	$1,031,067	$981,738	100.00%

The industry composition of investments at fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Aerospace & Defense	7.78%	7.04%
Automobile	0.14	0.20
Banking, Finance, Insurance & Real Estate	(0.04)	—
Beverage, Food & Tobacco	1.25	1.92
Capital Equipment	3.13	5.16
Chemicals, Plastics & Rubber	2.33	3.91
Consumer goods: Durable	0.79	—
Consumer goods: Non-durable	3.33	5.47
Energy: Oil & Gas	4.77	7.03
Healthcare & Pharmaceuticals	5.37	9.01
High Tech Industries	4.16	3.39
Hotel, Gaming & Leisure	4.35	6.58
Media: Advertising, Printing & Publishing	4.06	4.60
Media: Diversified & Production	5.33	9.21
Metals & Mining	—	0.32
Retail	7.10	2.33
Services: Business	15.53	12.90
Services: Consumer	9.76	16.62
Telecommunications	10.67	2.14
Transportation: Cargo	3.77	—
Transportation: Consumer	4.35	—
Wholesale	2.07	2.17
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,544,011	$1,532,677	88.28%	189.69%
Canada	82,905	80,737	4.65	9.99
Luxembourg	77,468	74,107	4.27	9.17
United Kingdom	49,268	48,592	2.80	6.02
Total	$1,753,652	$1,736,113	100.00%	214.87%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$915,615	$871,550	88.78%	180.88%
Canada	46,666	44,014	4.48	9.13
Luxembourg	51,305	50,273	5.12	10.43
Spain	14,764	13,917	1.42	2.89
United Kingdom	2,717	1,984	0.20	0.41
Total	$1,031,067	$981,738	100.00%	203.74%

As of both September 30, 2023 and December 31, 2022, one investment in the portfolio was on non-accrual status.

As of September 30, 2023, on a fair value basis, approximately 94.5% of our performing debt investments bore interest at a floating rate and approximately 5.5% of our performing debt investments bore interest at a fixed rate.

As of December 31, 2022, on a fair value basis, approximately 87.7% of our performing debt investments bore interest at a floating rate and approximately 12.3% of our performing debt investments bore interest at a fixed rate.

Note 5. Derivative Instruments

The Company may enter into foreign currency forward contracts from time to time to facilitate the settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; we attempt to limit counterparty risk by only dealing with well-known counterparties and those that we believe have the financial resources to honor their obligations. The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.

The following tables present the open foreign currency forward contracts as of September 30, 2023 and December 31, 2022:

September 30, 2023
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CAD	December 20, 2023	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 113,150	$83,912	$83,436	$476
GBP	December 20, 2023	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 14,883	18,415	18,167	248
Total					$102,327	$101,603	$724

December 31, 2022
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	€12,688	$13,574	$13,652	$(78)
CAD	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	CAD 59,121	43,460	43,712	(252)
CAD	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	CAD (3,151)	(2,336)	(2,330)	(6)
Total					$54,698	$55,034	$(336)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the three and nine months ended September 30, 2023 and 2022:

		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	Statement Location	2023	2022	2023	2022
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$2,609	$—	$(1,024)	$—
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	343	3,374	1,060	3,374
Net realized and unrealized gains on foreign currency forward contracts		$2,952	$3,374	$36	$3,374

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

The following table presents the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of September 30, 2023 and December 31, 2022:

As of	Counterparty	Gross Derivative Assets in Consolidated Statement of Assets and Liabilities	Gross Derivative Liabilities in Consolidated Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
September 30, 2023	Macquarie	$724	$—	$—	$724

As of	Counterparty	Gross Derivative Assets in Consolidated Statement of Assets and Liabilities	Gross Derivative Liabilities in Consolidated Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2022	Goldman Sachs International	$—	$(336)	$336	$—
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of September 30, 2023 and December 31, 2022, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$551,226	$940,301	$1,491,527
Second lien debt	—	85,914	133,633	219,547
Preferred equity	—	—	25,039	25,039
Cash and cash equivalents	75,433	—	—	75,433
Total Portfolio Investments, Cash and Cash Equivalents	$75,433	$637,140	$1,098,973	$1,811,546
Percentage of total	4.16%	35.17%	60.66%	100.00%
Foreign currency forward contracts	$—	$724	$—	$724

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$254,386	$494,159	$748,545
Second lien debt	—	15,239	195,687	210,926
Preferred equity	—	—	22,267	22,267
Cash and cash equivalents	36,616	—	—	36,616
Total Portfolio Investments, Cash and Cash Equivalents	$36,616	$269,625	$712,113	$1,018,354
Percentage of total	3.60%	26.48%	69.93%	100.00%
Foreign currency forward contracts	$—	$(336)	$—	$(336)

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$839,286	$132,740	$25,820	$997,846
Purchase of investments (including PIK)	188,440	92	97	188,629
Proceeds from principal repayments and sales of investments	(66,458)	—	—	(66,458)
Amortization of premium/accretion of discount, net	661	13	(4)	670
Net realized gain (loss) on investments	539	—	—	539
Net change in unrealized appreciation (depreciation) on investments	7,459	788	(874)	7,373
Transfers out of Level 3 (1)	(29,626)	—	—	(29,626)
Fair value, end of period	$940,301	$133,633	$25,039	$1,098,973
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2023	$7,690	$788	$(874)	$7,604

	For the Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$494,159	$195,687	$22,267	$712,113
Purchase of investments (including PIK)	635,499	181	2,512	638,192
Proceeds from principal repayments and sales of investments	(136,446)	—	(214)	(136,660)
Amortization of premium/accretion of discount, net	2,408	151	(9)	2,550
Net realized gain (loss) on investments	68	—	(1)	67
Net change in unrealized appreciation (depreciation) on investments	16,489	5,864	484	22,837
Transfers out of Level 3 (1)	(71,876)	(68,250)	—	(140,126)
Fair value, end of period	$940,301	$133,633	$25,039	$1,098,973
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2023	$15,671	$5,864	$484	$22,019

(1)
Transfers are done at the value of the investment at the beginning of the period. For the three and nine months ended September 30, 2023 one and six investments, respectively, were transferred from Level 3 to Level 2, as valuation coverage was increased to two or more independent pricing services. For the three and nine months ended September 30, 2023 there were no investments transferred from Level 2 to Level 3, as valuation coverage on level 2 investments did not drop below two independent pricing services.

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2022.

	For the Three Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$293,666	$144,739	$24,957	$463,362
Purchase of investments (including PIK)	65,385	14,201.00	892	80,478
Proceeds from principal repayments and sales of investments	(25,664)	—	—	(25,664)
Amortization of premium/accretion of discount, net	385	63	(6)	442
Net realized gain (loss) on investments	(106)	—	—	(106)
Net change in unrealized appreciation (depreciation) on investments	(5,192)	(5,432)	(1,519)	(12,143)
Transfers out of Level 3 (1)	(2,588.00)	—	—	(2,588.00)
Transfers to Level 3 (2)	9,770	43,481	—	53,251
Fair value, end of period	$335,656	$197,052	$24,324	$557,032
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2022	$(5,192)	$(5,945)	$(1,519)	$(12,656)

	For the Nine Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$269,162	$133,447	$24,697	$427,306
Purchase of investments (including PIK)	144,603	32,313	2,565	179,481
Proceeds from principal repayments and sales of investments	(77,817)	(37,763)	—	(115,580)
Amortization of premium/accretion of discount, net	1,278	143	6	1,427
Net realized gain (loss) on investments	951	2,630	—	3,581
Net change in unrealized appreciation (depreciation) on investments	(9,655)	(10,624)	(2,944)	(23,223)
Transfers out of Level 3 (1)	(5,362)	—	—	(5,362)
Transfers to Level 3 (2)	12,496	76,906	—	89,402
Fair value, end of period	$335,656	$197,052	$24,324	$557,032
Net change in unrealized depreciation on non-controlled/non-affiliated company investments still held at September 30, 2022	(9,993)	(11,764)	(2,944)	(24,701)
(1)
Transfers are done at the value of the investment at the beginning of the period. For the three and nine months ended September 30, 2022 one and two investments, respectively, were transferred from Level 3 to Level 2, as valuation coverage was increased to two or more independent pricing services.
(2)
Transfers are done at the value of the investment at the beginning of the period. For the three and nine months ended September 30, 2022 two and three investments, respectively, were transferred from Level 2 to Level 3, as valuation coverage was reduced to one or less independent pricing service.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2023 and December 31, 2022, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$865,591	Market Yield Analysis	Market Yield Discount Rates	10.43%	25.15%	13.24%
	74,711	Recent Transaction	Transaction Price	n/a	n/a
	940,302
Second lien debt	133,632	Market Yield Analysis	Market Yield Discount Rates	12.77%	15.39%	13.81%
	133,632
Preferred equity	25,039	Market Yield Analysis	Market Yield Discount Rates	9.25%	21.23%	18.43%
		Black-Scholes	Volatility	39.20%	39.20%	39.20%
Total	$1,098,973

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$408,366	Market Yield Analysis	Market Yield Discount Rates	10.48%	24.98%	14.09%
	13,917	Recent Transaction	Transaction Price	100.00	100.00	100.00
	422,283
Second lien debt	127,437	Market Yield Analysis	Market Yield Discount Rates	13.24%	15.87%	14.49%
	127,437
Preferred equity	22,267	Market Yield Analysis	Market Yield Discount Rates	17.11%	20.52%	18.81%
Total	$571,987
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of September 30, 2023 and December 31, 2022, the Company had investments of this nature measured at fair value totaling zero and $140.1 million, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s credit facilities and loan repurchase obligations, which would be categorized as Level 3 within the fair value hierarchy, as of both September 30, 2023 and December 31, 2022, respectively, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates.

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

The Company’s outstanding debt obligations as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$485,000	$409,000	$405,420	$76,000	12/21/2026
SPV II facility	445,000	220,000	214,262	225,000	8/15/2028
Subscription facility	200,000	163,000	162,884	37,000	12/21/2023
Loan repurchase obligations	103,282	103,282	103,282	—	Various (3)
Total	$1,233,282	$895,282	$885,848	$338,000

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$485,000	$392,000	$387,590	$93,000	12/21/2026
Subscription facility	200,000	145,000	144,499	55,000	12/21/2023
Total	$685,000	$537,000	$532,089	$148,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)
The unused portion is the amount upon which commitment fees are based, if any.
(3)
Loan repurchase obligations entered into with Macquarie have a term of 90 days, with an option for repayment as early as 45 days. As of September 30, 2023, the remaining contractual maturities were between 33-61 days.

The components of interest expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense	$16,751	$6,160	$40,703	$12,258
Unused/undrawn fees	192	54	$234	420
Administration fees	310	250	$912	750
Amortization of deferred financing costs	545	385	$1,351	1,139
Total interest expense	$17,798	$6,849	$43,200	$14,567
Average borrowings	$814,490	$516,000	$718,060	$456,533

Weighted average interest rate (1)	8.47%	5.01%	7.77%	3.92%
Amortization of financing costs	0.27%	0.30%	0.25%	0.33%
Total borrowing costs	8.74%	5.31%	8.02%	4.25%
(1)
Calculated as the amount of the sum of stated interest expense, unused/undrawn fees, and administration fees all divided by the average borrowings during the reporting period. This number represents an annualized amount.

Description of the Company's Credit Facilities and Loan Repurchase Obligations

SPV I Facility

On December 21, 2021, SPV I, the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility with Deutsche Bank AG, New York Branch (“DB”), which was subsequently amended on November 21, 2022 and December 16, 2022 (the “SPV I Facility”). DB serves as facility agent, U.S. Bank National Association serves as collateral agent and collateral custodian and the Company serves as servicer under the SPV I Facility.

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

As of both September 30, 2023 and December 31, 2022, respectively, the Company was in compliance with all covenants associated with the SPV I Facility.

SPV II Facility

On August 15, 2023, SPV II entered into a Loan and Security Agreement (together with the exhibits and schedules thereto, the “Loan and Security Agreement”) with Citizens Bank N.A as lender and administrative agent, the Company as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (the “SPV II Facility”), which was subsequently amended on September 8, 2023.

Advances under the SPV II Facility bear interest at a per annum rate equal to SOFR in effect, plus an applicable margin of 2.75% per annum with a SOFR floor of 0.00%. SPV II pays a commitment fee of 0.25% per annum (or 0.50% per annum if borrowings are less than 75% of the commitment amount) on the average daily unused amount of the financing commitments until the third anniversary of the SPV II Facility.

The maximum commitment amount of the SPV II Facility is $445 million. Proceeds from borrowings under the SPV II Facility may be used to fund portfolio investments by SPV II. The period during which SPV II may make borrowings under the SPV II Facility expires on August 15, 2026 and the SPV II Facility is scheduled to mature on August 15, 2028.

As of September 30, 2023, the Company was in compliance with all covenants associated with the SPV II Facility.

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

As of both September 30, 2023 and December 31, 2022, respectively, the Company was in compliance with all covenants associated with the Subscription Facility.

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

As of September 30, 2023, the Company had outstanding Repurchase Obligations of $103.3 million associated with repurchase agreements that were entered into on August 4, August 9, August 11, August 30, and September 1, 2023. Such Repurchase Obligations are collateralized by the Company’s term loan to Beacon Mobility Corp., in addition to a portion of the Company’s term loan holdings in Frontgrade Technologies, Emerald Exhibitions, Xponential Fitness, and BDO. Interest under these Repurchase Obligations is calculated at the inception of each repurchase agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 3.50%. As of September 30, 2023, the remaining contractual maturities of the repurchase agreements were between 33-61 days. The Company had no outstanding Repurchase Obligations as of December 31, 2022.

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of September 30, 2023 and December 31, 2022, the Company’s unfunded commitments consisted of the following:

September 30, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Accession Risk Management	Delayed Draw	10/30/2026	$49,700	$(726)
Beacon Mobility Corp.	Delayed Draw	12/31/2025	1,422	(43)
Boasso Global	Delayed Draw	10/3/2024	2,438	16
Boasso Global	Revolver	7/1/2026	6,250	(53)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(53)
DFS Holding Company	Delayed Draw	1/31/2029	3,000	6
Faraday Buyer, LLC	Delayed Draw	10/11/2028	741	10
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,211	(80)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	14
Maxar Technologies Inc.	Revolver	5/3/2029	7,125	24
Momentive Global	Revolver	5/31/2029	5,714	(109)
Natural Partners, Inc.	Revolver	11/29/2027	2,813	(42)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	1,165	(5)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,136	(37)
Wood Mackenzie, Inc.	Revolver	2/1/2028	2,963	(25)
Total Unfunded Commitments			$101,335	$(1,103)

December 31, 2022
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Candle Media Co Ltd	Delayed Draw	6/18/2027	$1,280	$(63)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(182)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,167	(45)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	5,538	(76)
Natural Partners, Inc.	Revolver	3/15/2028	2,813	(94)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Delayed Draw	8/16/2027	4,704	(134)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Revolver	8/16/2027	3,136	(113)
Total Unfunded Commitments			$25,253	$(707)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both September 30, 2023 and December 31, 2022, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

The Company has the authority to issue up to 100 million shares. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of September 30, 2023, the Company had received Capital Commitments totaling $1.4 billion ($632.9 million remaining undrawn).

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements as of September 30, 2023:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
March 8, 2023	2,601,909	$60,000
April 21, 2023	4,446,421	$100,000
August 8, 2023	3,225,807	$75,000
Total	30,562,110	$724,988

Distributions

The Company declared the following distributions for the nine months ended September 30, 2023 and 2022:

			Regular	Special	Per Share
Date Declared	Record Date	Payment Date	Distribution	Distribution	Amount	Total Amount
For Calendar Year 2023
March 13, 2023	March 29, 2023	April 17, 2023	$0.65	$—	$0.65	$16,073
June 21, 2023	June 21, 2023	June 28, 2023	$0.65	$—	$0.65	$19,378
August 3, 2023	August 4, 2023	September 28, 2023	$—	$0.03	$0.03	$917
August 3, 2023	September 15, 2023	September 28, 2023	$0.65	$—	$0.65	$21,965
					$1.98	$58,333
For Calendar Year 2022
March 30, 2022	March 31, 2022	April 15, 2022	$0.57	$0.03	$0.60	$7,200
June 28, 2022	June 29, 2022	July 15, 2022	$0.57	$0.06	$0.63	$9,321
September 20, 2022	September 20, 2022	October 17, 2022	$0.57	$—	$0.57	$8,646
					$1.80	$25,167

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

The following table summarizes the DRP shares issued to shareholders who have “opted in” to the DRP as of September 30, 2023 and the value of such shares as of the payment dates:

Payment Date	DRP Shares Value	DRP Shares Issued
April 15, 2022	$7,200	286,055
July 15, 2022	$9,321	373,593
October 17, 2022	$8,646	377,076
December 30, 2022	$18,056	801,437
April 17, 2023	$13,892	637,800
June 28, 2023	$16,789	754,571
September 28, 2023	$18,945	828,460
	$92,849	4,058,992

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net increase in net assets resulting from operations	$37,828	$(375)	$99,858	$(13,741)
Weighted average shares outstanding	32,466,609	15,408,512	28,032,111	13,297,224
Earnings per share	$1.17	$(0.02)	$3.56	$(1.03)

Note 11. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Per Share Data:
Net assets, beginning of period	$21.78	$25.17
Net investment income (1)	2.39	1.99
Net realized gain (loss) (1)	0.00	0.24
Net change in unrealized appreciation (depreciation) (2)	1.19	(3.12)
Net increase in net assets resulting from operations	3.58	(0.89)
Distributions declared from net investment income (3)	(1.98)	(1.80)
Issuance of shares in connection with our DRP program	(0.04)	0.05
Total increase (decrease) in net assets	1.56	(2.64)
Net assets, end of period	$23.34	$22.53
Shares outstanding, end of period	34,621,102	17,956,365
Total return based on NAV (4)	16.96%	(3.69)%
Ratios:
Expenses to average net assets (5)	14.04%	10.28%
Net investment income to average net assets (5)	13.96%	10.34%
Portfolio turnover rate (6)	16.36%	29.30%
Supplemental Data:
Net assets, end of period	$807,998	$404,611
Total capital commitments, end of period	$1,357,933	$975,906
Ratios of total contributed capital to total committed capital, end of period	53.39%	43.55%
Average debt outstanding	$718,060	$456,533
Asset coverage ratio (7)	190.3%	179.2%
(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the nine months ended September 30, 2023 and 2022 the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of November 9, 2023, the date that the consolidated financial statements were issued.

Subsequent to September 30, 2023, the Company invested in the senior secured loans of Circor International, Inc., and Highgate Hotels, L.P. In addition, the company increased its exposure in Charlotte Buyer, Inc., and Med ParentCo, LP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this management's discussion and analysis of financial condition and results of operations relates to MSD Investment Corp., including its wholly-owned subsidiaries (collectively, "we", "us", "our" or the "Company"). The terms “Adviser” and “MSD” refer to MSD Partners, L.P., a Delaware limited partnership, in its capacity as our investment adviser, and the term “Administrator” refers to MSD Partners, L.P., a Delaware limited partnership, in its capacity as our administrator. The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” The discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those risks set forth in section entitled “Part I Item 1A Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 23, 2023.

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

We have elected, and intend to qualify annually thereafter, to be treated as a regulated investment company (”RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of September 30, 2023 and December 31, 2022 and (ii) for the three and nine months ended September 30, 2023 and 2022:

	As of
	September 30, 2023	December 31, 2022
Total assets	$1,850,708	$1,047,077
Investments in portfolio companies, at fair value	$1,736,113	$981,738
Borrowings	$895,282	$537,000
Net assets	$807,998	$481,846
Net asset value per share	$23.34	$21.78
Leverage ratio (borrowings / total assets)	48.4%	51.3%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Average net assets	$753,552	$371,961	$634,778	$336,327
Average borrowings	$814,490	$516,000	$718,060	$456,533
Cost of investments purchased	$296,711	$188,718	$930,969	$455,991
Sales of investments	$28,249	$23,583	$47,936	$58,842
Principal repayments	$117,825	$34,325	$176,071	$165,594
Net investment income	$25,738	$10,306	$67,112	$26,397
Net realized gains (losses)	$4,563	$(346)	$(98)	$3,131
Net change in unrealized appreciation (depreciation)	$7,527	$(10,335)	$32,844	$(43,269)
Net increase (decrease) in net assets resulting from operations	$37,828	$(375)	$99,858	$(13,741)
Net investment income per share - basic and diluted	$0.79	$0.67	$2.39	$1.99
Earnings per share - basic and diluted	$1.17	$(0.02)	$3.56	$(1.03)

Portfolio and Investment Activity for the Three and Nine Months Ended September 30, 2023 and 2022

The following table presents our portfolio company activity for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Portfolio companies at beginning of period	55	36	41	30
Number of added portfolio companies	6	6	23	16
Number of exited portfolio companies	(5)	(1)	(8)	(5)
Portfolio companies at period end	56	41	56	41

Number of debt investments period end	78	48	78	48
Number of preferred equity investments at period end	3	1	3	1

The following tables present a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$1,328,721	$218,228	$—	$25,820	$1,572,769
Purchase of investments	296,516	98	—	97	296,711
Proceeds from principal repayments and sales of investments	(146,074)	—	—	—	(146,074)
Other changes in fair value (1)	12,364	1,221	—	(878)	12,707
Fair value, end of period	$1,491,527	$219,547	$—	$25,039	$1,736,113

	Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$748,545	$210,926	$—	$22,267	$981,738
Purchase of investments	930,273	98	—	598	930,969
Proceeds from principal repayments and sales of investments	(223,793)	—	—	(214)	(224,007)
Other changes in fair value (1)	36,502	8,523	—	2,388	47,413
Fair value, end of period	$1,491,527	$219,547	$—	$25,039	$1,736,113
(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

The following tables present a roll-forward of all investment purchase, sale and repayment activity and changes at fair value, within our investment portfolio for the three and nine months ended September 30, 2022:

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

The following table presents selected information regarding our investment portfolio as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023		December 31, 2022
Investments:
Number of portfolio companies	56		41
Number of investments	81		53
Average investment at fair value	$21,433		$18,523
Average cost of debt investments as a percentage of par (1)	97.34%		97.88%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.69%		1.10%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.27%		0.40%
Number of debt investments on non-accrual status	1		1
Weighted Average EBITDA (mm) (2) (3)	244.5		249.2
Median EBITDA (mm) (2) (3)	156.7		95.4
Weighted average net debt through tranche (2)	4.27x		4.6x
Weighted average interest rate coverage (2)	2.35x		3.5x
Percentage of sponsored investments	83.28%		83.20%

Floating interest rate debt investments:
Percent of debt portfolio (4)	94.5%		87.7%
Weighted average interest rate floors	0.70%		0.70%
Weighted average coupon spread to base interest rate	657	bps	674	bps
Weighted average effective yield on floating rate debt investments at amortized cost (5)	12.87%		11.68%

Fixed interest debt investments: (6)
Percent of debt portfolio (4)	5.5%		12.3%
Weighted average coupon rate	9.76%		9.43%
Weighted average effective yield on fixed rate debt investments at amortized cost (5)	9.96%		10.38%

Other metrics:
Weighted average years to maturity on debt investments	4.06	years	4.23	years
Weighted average effective yield on the portfolio at amortized cost (5) (6)	12.71%		11.54%
(1)
Calculated as amortized cost of all debt investments divided by the par value of all debt investments.
(2)
Figures are based on portfolio company financial statements available to the Company at period end.
(3)
Added EBITDA data from December 31, 2022 for comparison purposes.
(4)
Percent is calculated as a percentage of fair value of total debt investments.
(5)
Weighted average effective yield is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments.
(6)
Calculations exclude non-performing debt investments.

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of:

	September 30, 2023		December 31, 2022
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$12,853	0.7%	$15,109	1.5%
2024	17,103	1.0	72,098	7.0
2025	314,415	17.8	238,222	23.3
2026	397,422	22.5	135,865	13.3
2027	114,114	6.4	72,435	7.1
2028	349,834	19.8	259,567	25.3
2029	237,671	13.4	195,923	19.1
2030	326,489	18.4	35,000	3.4
	$1,769,901	100.0%	$1,024,219	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	117,396	6.8	4
3	1,611,702	92.8	75
4	7,015	0.4	2
5	—	0.0	—
	$1,736,113	100.0%	81

	As of December 31, 2022
Risk Rating	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—
2	116,109	11.8	7
3	859,792	87.6	44
4	5,837	0.6	2
5	—	0.0	—
	$981,738	100.0%	53

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

Operating results for the three and nine months ended September 30, 2023 and 2022 are presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Total investment income	$52,622	$21,587	$133,773	$52,644
Total expenses	26,884	11,281	66,661	26,247
Net investment income	25,738	10,306	67,112	26,397
Net realized gain (loss)	4,563	(346)	(98)	3,131
Net change in unrealized appreciation (depreciation)	7,527	(10,335)	32,844	(43,269)
Net increase (decrease) in net assets resulting from operations	$37,828	$(375)	$99,858	$(13,741)

Investment Income

Investment income consisted of the following components for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income on debt securities
Cash interest	$47,563	$19,061	$113,169	$43,013
PIK interest	1,434	570	8,603	3,975
Net accretion/amortization of discounts/premiums	1,950	1,018	5,766	2,926
Total interest on debt securities	50,947	20,649	127,538	49,914
Dividend Income	1,021	—	1,021	—
PIK dividend	—	886	1,903	2,558
Total interest and dividend income	51,968	21,535	130,462	52,472
Other income	654	52	3,311	172
Total investment income	$52,622	$21,587	$133,773	$52,644
Average investments at cost (1)	$1,675,572	$868,518	$1,402,415	$785,908
Income return (2)	3.10%	2.48%	9.30%	6.68%

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

The table below shows a breakdown of our operating expenses for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed Operating Expenses
Professional fees (1)	$359	$270	$945	$783
Board of directors' fees	77	78	232	213
General and other expenses	95	(14)	239	102
Organization and offering costs (2)	2	124	21	345
Total fixed operating expenses	533	458	1,437	1,443

Variable operating expenses:
Interest expense (3)	17,798	6,849	43,200	14,567
Management fees	3,121	1,641	7,751	4,425
Administrative expense (4)	767	470	2,091	1,343
Custody expense	103	30	260	72
Transfer agency fees	20	13	95	39
Total variable operating expenses	21,809	9,003	53,397	20,446

Performance-dependent expenses:
Income based incentive fee	4,542	1,820	11,827	4,614
Capital gains incentive fee	—	—	—	(256)
Total performance-dependent expenses	4,542	1,820	11,827	4,358

Total expenses	$26,884	$11,281	$66,661	$26,247
(1)
Professional fees includes the expenses for third-party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the three and nine months ended September 30, 2023 and 2022 is described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the three and nine months ended September 30, 2023, our net realized gains (losses) were $4.6 million and ($0.1) million, respectively, and our net change in unrealized appreciation (depreciation) were $7.5 million and $32.8 million.

For the three and nine months ended September 30, 2022, our net realized gains (losses) were ($0.3) million and $3.1 million, respectively, and our net change in unrealized appreciation (depreciation) were ($10.3) million and ($43.3) million.

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

Valuation of Portfolio Investments and Net Asset Value of Shares

Pursuant to Rule 2a-5 under the 1940 Act, the Company's board of directors (the “Board”) has designated the Adviser as the Company's valuation designee (the “Valuation Designee”) to determine the fair value of the Company's investments that do not have readily available market quotations, which became effective for the fiscal quarter ended September 30, 2023. Pursuant to the Company’s valuation policy approved by the Board, the Valuation Designee will determine the fair value of the Company’s assets on at least a quarterly basis, in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement. The audit committee of the Board (the “Audit Committee”) is comprised of directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser (each an “Independent Director”).

Under procedures established by the Board, the Company intends to value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 p.m. Eastern Time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the bid price as reported by an independent, third-party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value. Such determination of fair values may involve subjective judgments and estimates. The Company will also engage independent valuation providers to assist in the valuation of each investment that constitutes a material portion of the Company’s portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, the Valuation Designee, together with any independent valuation advisers and the Audit Committee will determine fair value. Elements that could be used to determine the fair value of an investment include, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. The types of factors that may be considered in determining the fair values of investments include, but are not limited to, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings. The Company may appoint additional or different independent valuation firms in the future.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs with respect to a fair-valued portfolio company or comparable company, the Valuation Designee will use the pricing indicated by the external event to corroborate and/or assist the Company in the valuation of such portfolio company. Because the Company expects that there will not be readily available market quotations for many of the investments in its portfolio, the Company expects to value many of its investments at fair value as determined in good faith by the Valuation Designee using a documented valuation policy and a consistently applied valuation process, subject to the continued oversight of the Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of the Company’s investments may differ significantly from the values that would have been used had readily available market quotations existed for such investments, and the differences could be material.

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
•
At least once annually, the valuation for each investment that constitutes a material portion of the Company's portfolio and that does not have readily available market quotation will be reviewed by an independent valuation firm; and
•
The Valuation Designee will provide the Board with the information relating to the fair value determination pursuant to the Company’s valuation policy in connection with each quarterly Board meeting, will comply with the periodic board reporting requirements set forth in the Company’s valuation policy, and will discuss with the Board its determination of the fair value of each investment in good faith.

All values assigned to securities and other assets by the Valuation Designee will be binding on all Company investors. When pricing of the Company’s Shares is necessary outside of the normal quarterly process, the Adviser will, among other things, review whether, to its knowledge, significant events have occurred since the last quarterly valuation which might affect the fair value of any of the Company’s portfolio securities.

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of September 30, 2023 and December 31, 2022, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value of level 3 investments at the end of the period	$1,098,973	$557,032	$1,098,973	$557,032
Fair value assuming a 5% increase in value	1,153,922	584,884	1,153,922	584,884

Increase in unrealized appreciation	54,949	27,852	54,949	27,852
(Increase) in management fees	(103)	(52)	(309)	(52)
(Increase) in capital gains incentive fees (1)	(8,242)	(4,177)	(8,242)	(4,177)
Increase in net assets resulting from operations	$46,603	$23,623	$46,397	$23,623

Weighted average shares outstanding	32,466,609	15,408,512	28,032,111	13,297,224
Shares outstanding at the end of the period	32,621,102	17,956,365	32,621,102	17,956,365

Increase in earnings per share	$1.44	$1.53	$1.66	$1.78
Increase in net assets per share	$1.43	$1.32	$1.42	$1.32
(1)
Increase in capital gains incentive fee is calculated as 15% of the increase in unrealized appreciation.

Determination of Net Asset Value

The Valuation Designee will determine the net asset value (”NAV”) of the Shares at least quarterly. The NAV per share is equal to the value of the Company’s total assets minus its liabilities and the liquidation value of any preferred shares outstanding divided by the total number of shares outstanding. Additionally, in connection with each offering of shares, to the extent the Company does not have Shareholder approval to sell below NAV, the Valuation Designee or an authorized committee thereof will be required to make a good faith determination that the Company is not selling shares at a price below the then current NAV of the shares at the time at which the sale is made.

The value of investments for which recent market quotations are readily available will be the market price. The Valuation Designee will be responsible for determining the fair value of the portfolio investments for which market prices are not readily available in good faith, and in such other instances where portfolio investments require a fair value determination. Because the Company expects that there typically will not be a readily available market price for its target portfolio investments, the Company expects that the value of most of its portfolio investments will be their fair value as determined by the Valuation Designee consistent with a documented valuation policy and consistently applied valuation process. In making these determinations, the Valuation Designee will receive input from the Adviser, an independent valuation firm and the Audit Committee.

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of September 30, 2023 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated (Note.5 Derivative Instruments). However, no assurance can be given that such hedging transactions will be effective.

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

Liquidity

The tables below present a summary of our liquidity position as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$75,433	$36,616
Unused borrowing capacity	338,000	148,000
Principal receivable	26,854	16,523
Unfunded investment commitments (1)	(101,334)	(25,253)
Undrawn capital commitments (2)	632,945	562,663
Other net working capital (3)	(145,416)	(26,339)
	$826,482	$712,210
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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I facility	$409,000	$—	$—	$409,000	$—
SPV II facility	220,000	—	—	220,000	—
Subscription facility	163,000	163,000	—	—	—
Loan repurchase obligations	103,282	103,282	—	—	—
Total Contractual Obligations	$895,282	$266,282	$—	$629,000	$—

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of September 30, 2023 94.5% of our debt investments (93.2% of our total investments), or $1.62 billion measured at fair value, are subject to floating interest rates. Additionally, the SPV I Facility, SPV II Facility, and the Subscription Facility are also subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for Income-Based Fee as described in Note 3. Agreements and Related Party Transactions.

Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2023. Interest expense is calculated based on the terms of the Financing Facilities, using the outstanding balances as of September 30, 2023. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$49,879	$(27,490)	$22,389
Up 200 basis points	33,300	(18,537)	14,763
Up 100 basis points	16,721	(9,584)	7,137
Down 100 basis points	(16,436)	8,321	(8,115)
Down 200 basis points	(33,015)	17,274	(15,741)

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We have employed and may continue to employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our credit facilities. Instead of entering into a foreign currency forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or them. From time to time, we and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Russian Invasion of Ukraine and Conflict in the Middle East

Russia’s invasion of Ukraine, the current conflict in the Middle East, and corresponding events, have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The current sanctions and the potential for future sanctions, and other actions, and Russia’s retaliatory responses to those sanctions and actions, may continue to adversely impact the Russian economy and may result in the further decline of the value and liquidity of Russian securities, a continued weakening of the ruble, exchange closures and may have other adverse consequences on the Russian economy that could impact the value of Russian investments and impair the ability of a Client to buy, sell, receive, or deliver those securities. In addition, the escalating conflict in the Middle East could cause further volatility and uncertainty in global economic markets. Moreover, those events have, and could continue to have, an adverse effect on global markets’ performance and liquidity, thereby negatively affecting the value of a Client’s investments beyond any direct exposure to Russian or Middle Eastern issuers. The duration of ongoing hostilities and the vast array of sanctions and related events cannot be predicted. Those events present material uncertainty and risk with respect to markets globally and the performance of a Client and its investments or operations could be negatively impacted.

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
None.
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
10.6

Custody Agreement between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.7

First Amendment to the Custody Agreement between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 814-01481) filed on March 23, 2023)

10.8

Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.9

Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.10

Amendment No.1 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K (File No. 814-01481) filed on March 23, 2023)

10.11

Amendment No. 2 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 814-01481) filed on March 23, 2023)

10.12

Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.13

Loan and Security Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian. (incorporated by reference to Exhibit 10.1 on the Form 8-K (File No. 814-01481) filed on August 21, 2023)

10.14

Amendment No. 1 to Loan and Security Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian.*

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

MSD Investment Corp.

Date:	November 9, 2023	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	November 9, 2023	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer