Form 10-K
period 2023-12-31
MSD Investment Corp.
filed 2024-03-25
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-K

_______________________________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of March 22, 2024, there was no established market for the registrant’s common stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of March 22, 2024 was 40,279,212.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2024 annual meeting of shareholders (the “2024 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

		Page
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	27
Item 1C.	Cybersecurity	27
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Mine Safety Disclosures	27
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Reserved	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 8.	Consolidated Financial Statements and Supplementary Data:	37
	Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	37
	Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022	38
	Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022, and for the Period December 21, 2021 (Commencement of Operations) through December 31, 2021	39
	Consolidated Statements of Changes in Net Assets for the Years ended December 31, 2023 and 2022, and for the Period December 21, 2021 (Commencement of Operations) through December 31, 2021	40
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022, and for the Period December 21, 2021 (Commencement of Operations) through December 31, 2021	41
	Consolidated Schedules of Investments as of December 31, 2023 and 2022	42
	Notes to Consolidated Financial Statements	52
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
Item 9A.	Controls and Procedures	69
Item 9B.	Other Information	70
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	70
PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	71
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
Item 13.	Certain Relationships and Related Transactions, and Director Independence	71
Item 14.	Principal Accountant Fees and Services	71
PART IV.
Item 15.	Exhibits and Consolidated Financial Statement Schedules	72
Item 16.	Form 10-K Summary	74
Signatures

i

CERTAIN DEFINITIONS

•
the terms “we,” “us,” “our,” and “Company” refer to MSD Investment, LLC prior to the Conversion (as defined below) and MSD Investment Corp. after the Conversion;
•
the terms “Adviser” and “MSD” refer to MSD Partners, L.P., a Delaware limited partnership, in its capacity as our investment adviser; and the term “Administrator” refers to MSD Partners, L.P., in its capacity as our administrator.

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

On January 1, 2023, the Adviser completed a previously announced business combination with BDT & Company Holdings, L.P. (the “Transaction”), and its subsidiaries, which includes BDT Capital Partners, LLC (“BDT Capital”), an SEC-registered investment adviser, and BDT & MSD Partners, LLC, an SEC registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). Upon the closing of the Transaction, BDT & Company Holdings, L.P. was renamed BDT & MSD Holdings, L.P. (“BDT”) and BDT, and its subsidiaries, became affiliates of the Adviser and the Company. BDT, together with BDT Capital, MSD and their affiliated entities, are collectively referred to as “BDT & MSD.”

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

The Adviser and the Administrator — MSD Partners, L.P.

The Adviser serves as the investment adviser of the Company. The Adviser is registered as an investment adviser with the SEC pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser provides certain investment advisory and management services to the Company pursuant to an investment advisory agreement between the Company and the Adviser, dated January 1, 2023 (the “Advisory Agreement”).

The Administrator serves as the Company’s administrator pursuant to an “Administration Agreement” between the Company and the Administrator, dated January 1, 2023. The Administrator may retain a sub-administrator to provide certain administrative services to the Company and enter in a sub-administration agreement.

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

(i)
Prior to an initial public offering of the Company’s common stock and/or listing on a nationally recognized stock exchange (an “Exchange Listing”), the Management Fee shall be calculated at a rate of 0.1875% per quarter (0.75% per annum) of the Company’s average gross asset value at the end of the two most recently completed calendar quarters (or for the first quarter which the Company has operations, the average gross assets at the date of the initial drawdown from investors and the end of such calendar quarter), including assets purchased with borrowed funds or other forms of leverage (including, but not limited to, the SPV I Facility, the SPV II Facility, the Subscription Facility, the Repurchase Obligations, and the 2023 Debt Securitization (each as defined below, each, a “Credit Facility” and together the “Credit Facilities”) but excluding (i) cash and cash equivalents (as defined below) and (ii) undrawn commitments (commitments that are not yet property of the Company and therefore are not included in the calculation). “Cash equivalents” means U.S. government securities, money market fund investments, commercial paper instruments, and other similar cash equivalent investments maturing within one year of purchase.

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

(i)
The Income-Based Fee will be determined and paid quarterly in arrears based on the amount by which the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in any calendar quarter exceeds the “Hurdle Amount” (as defined below). The Hurdle Amount will be determined on a quarterly basis and will be calculated by multiplying 1.5% (6% annualized) by the Company’s net asset value at the beginning of each applicable calendar quarter.

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

The Board

The business and affairs of the Company are managed under the direction and oversight of the Board. The Board consists of four members, three of whom are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser (each an “Independent Director”). The Board appoints the officers of the Company, who serve at the discretion of the Board. The responsibilities of the Board include quarterly oversight of the valuation of the Company’s assets, corporate governance activities, oversight of the Company’s operations, financing arrangements, investment activities, and risk management.

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

The Company will source opportunities through industry relationships as well as BDT & MSD’s advisory capabilities and referrals from its network. The Adviser invests across a wide range of industries and asset classes and has an extensive network that spans most industries.

The Company’s strategy will be principally executed by the Adviser’s credit team (the “Credit Team”), led by senior investment professionals with an average of 27 years of experience in sourcing and investing, and 18 years working together as a team. The senior investment professionals of the Company have demonstrated investment expertise throughout the lifecycle of credit markets. As a consequence, the Company is well positioned to invest across a wide array of industries and opportunities. The team has a highly disciplined, fundamental, research-intensive approach to investing, where downside risk assessment is central to each investment decision.

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

The industry composition of investments at fair value as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023	December 31, 2022
Aerospace & Defense	6.06%	7.04%
Automobile	0.05	0.20
Banking, Finance, Insurance & Real Estate	4.81	—
Beverage, Food & Tobacco	0.97	1.92
Capital Equipment	5.26	5.16
Chemicals, Plastics & Rubber	1.88	3.91
Consumer goods: Durable	1.80	—
Consumer goods: Non-durable	2.79	5.47
Energy: Oil & Gas	3.50	7.03
Healthcare & Pharmaceuticals	8.87	9.01
High Tech Industries	3.59	3.39
Hotel, Gaming & Leisure	10.14	6.58
Media: Advertising, Printing & Publishing	3.33	4.60
Media: Diversified & Production	3.48	9.21
Metals & Mining	—	0.32
Retail	7.60	2.33
Services: Business	12.82	12.90
Services: Consumer	7.16	16.62
Telecommunications	8.33	2.14
Transportation: Cargo	2.94	—
Transportation: Consumer	3.56	—
Wholesale	1.06	2.17
Total	100.00%	100.00%

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
Leverage of ~50-60% of AUM
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

The composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,942,665	$1,942,843	88.43%	$774,611	$748,545	76.25%
Second lien debt	234,306	226,318	10.30	227,937	210,926	21.48
Preferred equity	31,846	27,892	1.27	28,519	22,267	2.27
Total investments	$2,208,817	$2,197,053	100.00%	$1,031,067	$981,738	100.00%

BDT & MSD Advantage

We believe the Company is uniquely positioned to generate compelling risk-adjust returns in its target market for the following reasons:

•
BDT & MSD’s Broad & Integrated Platform. BDT & MSD has built a strong reputation and established itself as a leading investor in credit, real estate equity, and private capital. BDT & MSD’s investment teams operate on an integrated platform and are able to work closely together and consistently share ideas. This allows the Credit Team to leverage BDT & MSD’s knowledge base to pursue attractive investment opportunities and diligence in a wide range of industries and companies. Additionally, the BDT & MSD investment teams are supported by an established infrastructure of legal, accounting, tax, IT, human capital, communication and fundraising professionals, among others. BDT & MSD considers its legal transactional team to be a unique differentiator in deal structuring and diligence.
•
Credit Team’s Extensive Experience. The Credit Team is comprised of experienced professionals: the four portfolio managers average 27 years of industry experience and are supported by a team of 11 professionals averaging 10 years of industry experience. Additionally, the team is purposely made up of individuals with diverse investment backgrounds (private equity, venture capital, legal, accounting, consulting, etc.), which helps build a fulsome understanding of investment opportunities and risks.
•
Reputation as a Solutions Provider. The leadership of the Credit Team has been providing loans for over 20 years and through its history has built long-standing relationships with borrowers, advisors and management teams. BDT & MSD has built a reputation for providing creative solutions to efficiently meet the financing requirements of borrowers. As a result, borrowers often seek out BDT & MSD and think of it as a competitive advantage to have BDT & MSD in their capital structure over other lenders.

•
Value-Add to our Partners. The Credit Team is actively involved with its borrowers and is known for being a constructive partner who can use its extensive industry relationships to recruit best-in-class board members, management and operators. We are not just a capital provider, we are a long-term partner.
•
Unique Sourcing Capabilities. BDT & MSD is able to source unique investment opportunities resulting from BDT & MSD’s strong brand, its advisory business and referrals from its global network of business-owning clients and investors, the Credit Team’s longstanding experience and expertise, and our reputation for being a solutions provider and partner. In the private credit markets we have sourced attractive opportunities because our unique capital base and constructive approach make us a desirable long-term partner. Similarly, in the liquid credit markets we leverage our vast network and knowledge base to uncover attractive opportunities across sectors and win substantial allocations.

Investment Process

Origination / Pre-Screen. The Credit Team will source opportunities through the Team's and broader BDT & MSD’s network of relationships with families and founders, companies, brokers, and private equity firms. We believe these relationships and the brand that BDT & MSD has built enables them to maximize deal flow, engage in a highly selective investment process, and provide the opportunity to construct a well-diversified portfolio. As opportunities are sourced, the investment team, which is generally composed of a Portfolio Manager, and other team members, as applicable, (the “Investment Team”), reviews the offering memorandum and other high-level information and screens the deal to determine if it fits BDT & MSD’s target investment criteria, taking into consideration economic terms and structure. In addition, the Team engages other BDT & MSD investment teams to understand any work previously performed in evaluating similar businesses or the respective industry. The screening process concludes with a discussion among the Credit Team’s investment committee whether to proceed with the opportunity. The Credit Team considers sponsor track record and reputation when deciding whether to pursue an investment.

Credit Evaluation. Once the decision has been made to move forward with an investment opportunity, a team of investment professionals will begin the formal due diligence process. This may include signing a confidentiality agreement or non-disclosure agreement to gain access to relevant financial and operational data for the underlying company. The Investment Team may attend meetings or phone calls with the prospective company’s management team, review historical audits, review forecasted financial information and third-party diligence reports, conduct independent research, engage experts in the relevant industry, and perform an analysis of base case and downside scenarios. The Investment Team also contacts BDT & MSD’s legal department to discuss the transaction, and gain insight into key issues that might be relevant in evaluating the credit and negotiating the terms. Throughout this process, the Investment Team and the portfolio managers communicate on a regular basis to discuss any diligence findings that materially alter the initial thesis. If we do not find a material issue in the underwriting process, and we are selected by the counterparty, we will move to the documentation stage.

Documentation. Once we move to definitive documentation, we engage our internal team of lawyers who – along with select third-party counsel, where applicable, with relevant sector expertise – work closely with the deal team to ensure that the documents reflect the Company’s agreement with the borrower.

Investment Monitoring. Once an investment has closed, the Investment Team that completed the underwriting will generally remain in charge of monitoring the investment. We take an active approach to monitoring all of our investments, including quarterly calls with management, updating internal financial and operational performance tracking, and evaluating comparable companies’ performance to benchmark the performance of our underlying portfolio companies. We hold weekly meetings with the Credit Team to discuss our portfolio companies, and we hold weekly meetings with the entire firm where we discuss macroeconomic news that may impact our individual portfolio companies.

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

We utilize an investment rating system to monitor the credit profile of our underlying portfolio companies. We use a five-level rating scale to classify individual investments.

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

The following table shows the investment rankings of the debt investments in our portfolio as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023			As of December 31, 2022
Risk Rating	Fair Value	% of Portfolio	# of Investments	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—	$—	0.0%	—
2	70,386	3.2	2	116,109	11.8	7
3	2,123,142	96.7	89	859,792	87.6	44
4	1,096	0.0	1	5,837	0.6	2
5	2,429	0.1	1	—	0.0	—
	$2,197,053	100.0%	93	$981,738	100.0%	53

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We expect to remain an emerging growth company for up to five years following the completion of our initial public offering (“IPO”) or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equals or exceeds $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “1933 Act”) for complying with new or revised accounting standards.

The Private Offering

Common Stock

Pursuant to a private offering, we are offering shares of our common stock to “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the 1933 Act in reliance on exemptions from the registration requirements of the 1933 Act (the “Private Offering”). There will be no limit on the number of shares or the amount of capital raised in connection with the Private Offering. Each investor will make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with us. At each closing in the Private Offering, investors will be required to purchase additional shares up to the amount of their respective unfunded capital commitments. The first closing date took place on December 21, 2021 (“Initial Closing Date”). Additional closings are expected to occur from time to time as determined by the Company, and the final such closing will occur no later than the fifth anniversary of the Initial Closing Date, subject to a one-year extension at the discretion of the Board.

Series A Preferred Stock

On November 29, 2023, the Company issued 250 shares of its 12.0% Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) for an aggregate offering price of $750,000. Each individual investor in the offering was entitled to purchase only one share of Series A Preferred Stock. Each holder of Series A Preferred Shares is entitled to a liquidation preference of $3,000.00 per share (the “Liquidation Value”), plus additional amounts as set forth in the Articles Supplementary to the Company’s Articles of Incorporation Relating to the 12.0% Series A Cumulative Preferred Stock. With respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up, the Series A Preferred Stock will be senior to all other classes and series of the Company’s common shares, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock will not, however, participate in any appreciation in the value of the Company.

Dividends on each share of Series A Preferred Stock will accrue on a daily basis at the rate of 12% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon, from and including the date of issuance to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such Series A Preferred Share is redeemed. Dividends will accrue whether or not they have been authorized or declared, whether or not the Company has earnings, and whether or not there are funds legally available for payment of dividends.

The outstanding shares of Series A Preferred Stock are subject to redemption at any time, upon the approval of the Board, by notice of such redemption on a date selected by the Company for such redemption (the “Redemption Date”). If the Company elects to cause the redemption of the Series A Preferred Stock, each share of Series A Preferred Stock will be redeemed for a price, payable in cash on the Redemption Date, equal to 100% of such share’s Liquidation Value, plus all accrued and unpaid dividends to the Redemption Date, plus a redemption premium as follows: (1) if the redemption date occurs prior to the second anniversary of the date on which the Preferred Shares were originally issued, a redemption premium of $300; and (2) thereafter, no redemption premium. From and after the close of business on the Redemption Date, all dividends on the outstanding shares of Series A Preferred Stock will cease to accrue, such shares will no longer be deemed to be outstanding, and all rights of the holders of such shares (except the right to receive the redemption price for such shares from the Company) will cease.

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

Code of Ethics. The Company and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s officers and the Adviser’s employees. The Company has also adopted a separate code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s independent directors. Individuals subject to these codes are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with such code’s requirements. You may obtain copies of these codes of ethics by e-mailing our Adviser at compliance@bdtmsd.com, or by writing to our Adviser at Investor Relations IR@bdtmsd.com. The code of ethics is also available on the EDGAR database on the SEC’s Internet site at http://www.sec.gov.

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

Other. The Company will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.

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

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote for securities held by its clients in a timely manner free of conflicts of interest. These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

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

Reporting Obligations

We will furnish our Shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at http://www.sec.gov.

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
•
Our investment portfolio is recorded at fair value as determined in good faith by the Adviser, as the valuation designee, subject to the continued oversight of the Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
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

We commenced operations as a private fund exempt from registration pursuant to Section 3(c)(7) of the 1940 Act on February 18, 2021, and elected to be regulated as a BDC on December 29, 2021. Accordingly, we have a limited operating history as a BDC and have and will continue to rely upon the investment experience of the personnel of our Adviser for our success. There can be no assurance that we will achieve the results achieved by firms with similar strategies managed by MSD or its affiliates. Past performance should not be relied upon as an indication of future results. Moreover, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of an investor’s investment could decline substantially, or that the investor will suffer a complete loss of its investment in us.

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

In addition to the above dependencies, the Adviser’s investment professionals are actively involved in managing the investment decisions of other funds, as well as investment decisions of other clients of MSD. Accordingly, these investment professionals will have demands on their time for the investment, monitoring and other functions of other funds and other clients advised by the Adviser. See “Risks Related to our Adviser and its Affiliates -- We may compete for capital and investment opportunities with other entities managed by our Adviser or its affiliates, subjecting our Adviser to certain conflicts of interest.” There can be no assurance that the Adviser’s investment professionals will continue to be associated with the Adviser throughout the Company’s life, and the failure to attract or retain such investment professionals could have a material adverse effect on us and our Shareholders, including, for example, by limiting the Adviser’s ability to pursue particular investment strategies discussed herein. Competition in the financial services industry for qualified employees is intense, and there is no guarantee that the talents of the Adviser’s investment professionals could be replaced. Our continued ability to effectively manage our portfolio depends on the Adviser’s ability to attract new employees and to retain and motivate its existing employees.

We rely on a substantial number of personnel of BDT & MSD, counterparties and other service providers. Accordingly, risks associated with errors of such personnel are inherent in our business and operations. Further, misconduct by such personnel could cause significant losses. MSD employee misconduct may include binding us to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities or concealing unsuccessful trading activities (which, in either case, may result in unknown and unmanaged risks or losses). Losses could also result from misconduct by such personnel, including, without limitation, failing to recognize trades and misappropriating assets. In addition, such personnel may improperly use or disclose confidential information. Any misconduct by such personnel could result in litigation or serious financial harm to us, including limiting our business prospects or our future marketing activities. Although the Adviser and its affiliates will adopt measures to prevent and detect employee misconduct and to transact with reliable counterparties and third party providers, such measures may not be effective in all cases.

Finally, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by the vote of a majority of our Board, or by a majority of the holders of our outstanding voting securities, on 60 days’ notice, without penalty. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

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

We are required to meet a coverage ratio of total assets to total borrowings and other senior securities of at least 150%. As a BDC, we are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that it may issue in the future, of at least 200%. If this ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of the market and other factors at the time of any proposed borrowing. We cannot ensure that we will be able to obtain credit at all or on terms acceptable to us.

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

The Company has entered into multiple Credit Facilities, including through SPV I, the Company’s wholly-owned subsidiary, which entered into a senior secured revolving credit facility with Deutsche Bank AG, New York Branch (the “SPV I Facility”); through SPV II, the Company’s wholly-owned subsidiary, which entered into a loan and security agreement with Citizens Bank N.A as lender and administrative agent, the Company as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (the “SPV II Facility”); a senior secured revolving credit facility with Bank of America, N.A. (the “Subscription Facility”); and a term debt securitization (the “2023 Debt Securitization”). The closing of a Credit Facility is contingent on a number of conditions including, without limitation, the closing of this offering and the negotiation and execution of definitive documents relating to such Credit Facility. The Company intends to use borrowings under each Credit Facility to make additional investments and for other general corporate purposes. There can be no assurance that the Company will be able to close any additional Credit Facilities or obtain other financing in the future.

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

We are subject to risks associated with the 2023 Debt Securitization.

As a result of our debt securitization, including the 2023 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In our debt securitization, institutional investors purchase certain notes issued by our indirect, wholly-owned subsidiary, in private placements. Pursuant to a collateral management agreement governing our debt securitization, we may incur liability as the collateral manager to our indirect, wholly-owned subsidiary. Additionally, as collateral manager to our indirect, wholly-owned subsidiary, we manage multiple tranches of debt associated with the debt securitization. We also hold equity in the debt securitization, and this first loss position may create a more concentrated risk of loss compared to our overall portfolio.

Refinancing Risk

We cannot assure you that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available to the Company under existing Credit Facilities or otherwise in an amount sufficient to enable the Company to pay its indebtedness or to fund other liquidity needs. We may need to refinance all or a portion of the Company’s indebtedness on or before it matures, including the Credit Facilities. However, we cannot assure shareholders that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all. If we cannot service the Company’s indebtedness, we may have to take actions such as selling assets or seeking additional equity. We cannot assure shareholders that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to our shareholders or on terms that would not require us to breach the terms and conditions of the Company’s existing or future debt agreements.

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

Substantially all of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate (“CME Term SOFR”). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.

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

The Company will not generally be able to issue and sell its Common Stock at a price below its then-current net asset value per share. Pursuant to Section 23 of the 1940 Act, the Company is required to determine the net asset value of its shares within 48 hours prior to the sale of its shares. The Company may, however, sell Common Stock, or warrants, options or rights to acquire the Company’s Common Stock, at a price below the then-current net asset value per share of the Company’s Common Stock if the Board determines that such sale is in the Company’s best interests, and if Shareholders approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Valuation Designee (as defined below), closely approximates the fair value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Stock or senior securities convertible into, or exchangeable for, its Common Stock, then the percentage ownership of Shareholders at that time will decrease, and Shareholders may experience dilution.

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. ESG issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation. Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain institutional investors, investment funds, lenders, regulators, and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

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

Additionally, certain investors and lenders may exclude companies, such as us, from their investing portfolios altogether due to ESG factors. These limitations in both the debt and equity capital markets may affect our ability to grow as our plans for growth may include accessing the equity and debt capital markets. If those markets are unavailable, or if we are unable to access alternative means of financing on acceptable terms, or at all, we may be unable to implement our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our then indebtedness. Further, it is likely that we will incur additional costs and require additional resources to monitor, report and comply with any actual or proposed regulations. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented commercial banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors may have a lower cost of capital and access to funding sources (including deposits) that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to tax treatment as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer.

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

As part of its business, the Adviser processes, stores and transmits large amounts of electronic information, including information relating to the transactions of the Company and personally identifiable information of the Shareholders. Similarly, service providers of the Adviser, the Company, especially the Administrator, may process, store and transmit such information. The Adviser has procedures and systems in place that it believes are reasonably designed to protect such information and prevent data loss and security breaches. However, such measures cannot provide absolute security. The techniques used to obtain unauthorized access to data, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time. Hardware or software acquired from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Network connected services provided by third parties to the Adviser may be susceptible to compromise, leading to a breach of the Adviser’s network. The Adviser’s systems or facilities may be susceptible to employee error or malfeasance, government surveillance, or other security threats. Online services provided by the Adviser to the Shareholders may also be susceptible to compromise. Breach of the Adviser’s information systems may cause information relating to the transactions of the Company and personally identifiable information of the Shareholders to be lost or improperly accessed, used or disclosed.

The service providers of the Adviser, and the Company, are subject to the same electronic information security threats as the Adviser. If a service provider fails to adopt or adhere to adequate data security policies, or in the event of a breach of its networks, information relating to the transactions of the Company and personally identifiable information of the Shareholders may be lost or improperly accessed, used or disclosed.

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

While shares of the Company are held by a number of entities, a substantial percentage of shares are held and controlled by entities with the same ultimate beneficial owner. As a result, the voting power of the Company is highly concentrated. Unless and until the Company’s share ownership becomes more diversified, any matters brought before the Company’s shareholders will likely be controlled by the vote of the controlling entities. To the extent an individual shareholder’s interests differ from those of the controlling entities with respect to any matter brought before the shareholders for a vote, such shareholder’s vote will likely not be sufficient to change the outcome of the vote.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below then-current net asset value per share, which may be a disadvantage as compared with other companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the then-current current net asset value of our common stock if our Board and independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.

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

Risks Related to Our Preferred Stock

The issuance of preferred stock, such as the Series A Preferred Stock, with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could make an investment in shares of Common Stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to holders of Common Stock, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into shares of Common Stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the 150% asset coverage test.

Risks Related to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our investments.

All investments risk the loss of capital. No guarantee or representation is made that an investment in the Company will be successful. The Company’s investment program will involve, without limitation, risks associated with limited diversification, use of leverage, credit deterioration and default risks, systems risks and other risks inherent in the Company’s activities. Certain investment techniques of the Company can, in certain circumstances, substantially increase the impact of adverse market movements to which the Company may be subject. In addition, the Company’s investments may be materially affected by conditions in the financial markets and overall economic conditions occurring globally and in particular countries or markets where the Company invests its assets.

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

Many of our Portfolio Investments take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable and are valued at fair value as determined in good faith by the Valuation Designee, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 assets under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, Fair Value Measurement and Disclosures (“ASC 820”). This means that our portfolio valuations will be based on unobservable inputs and our assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our Portfolio Investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that may be taken into account in determining the fair value of Portfolio Investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. In addition, the method of calculating the Management Fee (and the Incentive Compensation) may result in conflicts of interest between the Adviser, on the one hand, and Shareholders on the other hand, with respect to the valuation of investments. See “Risks Related to our Adviser and its Affiliates – Our fee structure may create incentives for our Adviser to make speculative investments or use substantial leverage.”

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

Since March 2022, the Federal Reserve has been rapidly raising interest rates. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in shares of our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. It is possible that the Federal Reserve's tightening cycle could also result in a recession in the United States, which could have a material adverse effect on our business, results of operations and financial condition.

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

Under certain circumstances, collateral securing an investment may be released without the consent of the Company. Moreover, the Company’s security interest (with respect to investments in secured debt) may be unperfected for a variety of reasons, including the failure to make required filings by lenders and, as a result, the Company may not have priority over other creditors as anticipated. First-priority lien investments made by the Company may, in certain cases, provide a first-priority lien over some, but not all, of the assets of the relevant borrower. The Company may also invest in second-lien debt, high-yield securities, marketable and nonmarketable common and preferred equity securities and other unsecured instruments each of which involves a higher degree of risk than senior first-lien secured debt, including the re-use and subsequent loss of collateral by the borrower. Furthermore, the Company’s right to payment and its security interest, if any, may be subordinated to the payment rights and security interests of senior lenders (with respect to some or all of the assets of an issuer in which the Company invests). Certain of these investments may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the investment. In such cases, the ability of the issuer to repay the principal in respect of the Company’s investment may be dependent upon a liquidity event or the long-term success of the company, the occurrence of which is uncertain.

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

The Company will invest in debt instruments and equity securities of companies that it does not control. Such investments will be subject to the risk that the issuer may make business, financial or management decisions with which the Company does not agree or that the majority stakeholders or the management of the issuer may take risks or otherwise act in a manner that does not serve the Company’s interests. In addition, the Company may share control over certain investments with co-investors, which may make it more difficult for the Company to implement its investment approach or exit the investment when it otherwise would. The occurrence of any of the foregoing could have a material adverse effect on the Company and in turn the Company and the Shareholders’ investments therein.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. Unfavorable performance by a small number of Portfolio Investments could adversely affect the aggregate returns realized by Shareholders. We expect to invest in a number of Portfolio Investments, but such number may be insufficient to afford adequate diversification to mitigate the risk that an insufficient number of Portfolio Investments in which we invest may yield a return.

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

Our ability to enter into transactions involving derivatives and unfunded commitment transactions may be limited

In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Relating to Hedging Transactions.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. Unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.

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

U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, the conflict between Russia and Ukraine that began in late February 2022 and the ongoing war in the Middle East. Even after the COVID-19 pandemic subsided, the U.S. economy, as well as most other major economies, have continued to experience unpredictable economic conditions, and we anticipate our businesses would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. As the result of the current market conditions, caused in part by the COVID-19 pandemic, and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•
Current market conditions may make it difficult to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the then-current NAV per Share without first obtaining approval for such issuance from our Shareholders and our Independent Directors. In addition, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness.
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

The Adviser will be subject to a variety of actual or perceived conflicts of interest in making investments on behalf of the Company. For example, the Adviser may be subject to conflicts relating to its selection of brokers on behalf of the Company. Portfolio transactions for the Company are allocated to brokers on the basis of best execution and in consideration of a broker’s ability to effect the transactions, its facilities, reliability and financial responsibility and the provision or payment by the broker of the costs of research and research-related services. However, brokers may provide other services that are beneficial to the Adviser, but not necessarily beneficial to the Company, including, without limitations, capital introduction, marketing assistance, consulting with respect to technology, operations, equipment and office space, commitment to capital, access to company management, access to deal flow and other services or items. Such services and items may influence the Adviser’s selection of brokers.

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

The 1940 Act prohibits or restricts the Company’s ability to engage in certain principal transactions and joint transactions with certain “close affiliates” and “remote affiliates.” For example, the Company is prohibited from buying or selling any security from or to any person who owns more than 25% of its voting securities or certain of that person’s affiliates (each a “close affiliate”), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. The Company considers the Adviser and its affiliates, to be “close affiliates” for such purposes. The Company is prohibited under the 1940 Act from participating in certain principal transactions and joint transactions with a “remote affiliate” without the prior approval of the Independent Directors. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities will be a “remote affiliate” for purposes of the 1940 Act, and the Company is generally prohibited from buying or selling any security from or to such affiliate without the prior approval of the Independent Directors.

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

Any incentive fee payable by us that relates to pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (“payment-in-kind” or “PIK” income). PIK income will be included in the pre-incentive fee net investment income used to calculate the incentive fee to our Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Adviser is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.

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

The Company generally will be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Directors of the Company and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally will be prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the Independent Directors and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or directors or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds managed by MSD or its affiliates. Most importantly, the Company generally will be prohibited from co-investing with other BDT & MSD Accounts or affiliates of the Adviser in MSD-originated loans and financings unless the Company co-invests in accordance with the applicable regulatory guidance or has obtained an exemptive order from the SEC permitting such co-investment activities. Accordingly, while the Adviser intends to allocate suitable opportunities among the Company and other BDT & MSD Accounts or affiliates of the Adviser based on the principles described above, the prohibition on co-investing with affiliates could significantly limit the scope of investment opportunities available to the Company. In particular, the decision by MSD to allocate an opportunity to one or more BDT & MSD Accounts or to an affiliate of the Adviser, or the existence of a prior co-investment structure, might cause the Company to forgo an investment opportunity that it otherwise would have made. Similarly, the Company generally may be limited in its ability to invest in an issuer in which a BDT & MSD Account or affiliate of the Adviser had previously invested. The Company may in certain circumstances also be required to sell, transfer or otherwise reorganize assets in which the Company has invested with BDT & MSD Accounts or affiliates of the Adviser at times that the Company may not consider advantageous.

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

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate level income tax on our taxable income (including gains).

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We rely on the cybersecurity policies and procedures implemented by BDT & MSD. BDT & MSD have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of controls, processes, systems, and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting our data. Pursuant to BDT & MSD’s Information Security Policy, the BDT &MSD Chief Technology Officer (“CTO”) is responsible for the oversight and implementation of the Information Security Policy. At times BDT & MSD may also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

BDT & MSD use processes to oversee and identify material risks from cybersecurity threats, including those associated with the use of third-party service providers. Additionally, BDT & MSD use systems and processes designed to reduce the impact of a security incident at a third-party service provider. As part of its risk management process, BDT & MSD also maintain an incident response plan that is utilized when cybersecurity incidents impacting us are detected. BDT & MSD also require that all employees, including employees of BDT & MSD complete interactive security awareness training on an annual basis.

Material Impact of Cybersecurity Risks

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business.

Governance

Our cybersecurity risks and associated mitigations are evaluated by our management and BDT & MSD as needed, but no less frequently than annually. The BDT & MSD CTO periodically reports to our board of directors on developments to the information security and cybersecurity risks we face. Reports include, among other things, an overview of BDT & MSD’s controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of cybersecurity risks material to us.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at One Vanderbilt Avenue, 26th Floor New York, New York 10017, and are provided for by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock, par value $0.001 per share, of the Company (“Shares,” each a “Share,” and a holder thereof a “Shareholder”) will be offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2) and Regulation D thereunder. There is no public market for our Shares currently, nor can we give any assurance that one will develop.

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

On November 29, 2023, the Company issued 250 shares of its 12.0% Series A Cumulative Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock was offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2) and Regulation D thereunder. There is no public market for our Series A Preferred Stock.

Holders

As of March 22, 2024 there were 416 shareholders of our common stock and 250 holders of Series A Preferred Stock.

Determinations in Connection with our Offerings

In connection with the Private Offering of our Shares, to the extent we do not have Shareholder approval to sell below NAV, our Board or an authorized committee thereof will be required to make a good faith determination that we are not selling our Shares at a price below the then current net asset value of our Shares at the time at which the sale is made. Our Board or an authorized committee thereof will consider the following factors, among others, in making such determination:

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

Distribution Policy

Because we intend to maintain our status as a RIC for U.S. federal income tax purposes, we intend to distribute at least 90% of our annual taxable income to our Shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our Shareholders. The timing and amount of our distributions, if any, is determined by our Board. Any distributions to shareholders are declared out of assets legally available for distribution. See Note 9. Net Assets for the history of distributions declared for the years ended December 31, 2021, December 31, 2022 and December 31, 2023.

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

Overview

We were established as a Delaware limited liability company on February 18, 2021, and converted to MSD Investment, LLC, a Maryland limited liability company, on October 22, 2021. On December 1, 2021, the Company entered into purchase agreements with the Funds pursuant to which the Company agreed to acquire the Initial Portfolio for an aggregate cash purchase price equal to the fair value of such assets, plus accrued but unpaid interest as of the closing date, less any principal payments received between signing of the purchase agreements and the closing of the transactions contemplated thereby. The closing of the purchase of the Initial Portfolio by the Company occurred on December 21, 2021. As consideration for the Portfolio, the Company paid the Funds an aggregate purchase price of $656.5 million. On December 28, 2021, the Company filed Articles of Conversion (and related Articles of Incorporation) with the Maryland Department of Assessments and Taxation in order to effectuate the Corporate Conversion. In accordance with the Articles of Conversion and Maryland law, the Corporate Conversion became effective as of 12:01 a.m. on January 1, 2022 and, as result of the Corporate Conversion, each share representing a portion of the membership interests of the Company prior to the effective time of the Corporate Conversion was automatically converted into one share of common stock, par value $0.001 per share, of the Company. In connection with the Corporate Conversion the Company changed its name from “MSD Investment, LLC” to “MSD Investment Corp.” On December 29, 2021, the Company filed a Form N-54A to elect to be regulated as a BDC under the 1940 Act.

We have elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code for the fiscal year ending December 31, 2023 for U.S. federal income tax purposes. As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of December 31, 2023 and December 31, 2022 and (ii) for the years ended December 31, 2023 and December 31, 2022 and for the period ended December 31, 2021:

	As of
	December 31, 2023	December 31, 2022
Total assets	$2,316,063	$1,047,077
Investments in portfolio companies, at fair value	$2,197,053	$981,738
Borrowings	$1,148,025	$537,000
Net assets	$937,586	$481,846
Net asset value per share	$23.26	$21.78
Leverage ratio (borrowings / total assets)	49.6%	51.3%

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Average net assets	$695,339	$365,431	$301,998
Average borrowings	$804,401	$482,333	$410,000
Cost of investments purchased	$1,550,830	$585,382	$692,134
Sales of investments	$78,128	$77,659	$—
Principal repayments	$319,913	$185,213	$2,454
Net investment income	$96,142	$39,352	$294
Net realized gains (losses)	$2,439	$3,523	$79
Net change in unrealized appreciation (depreciation)	$37,095	$(51,283)	$1,625
Net increase (decrease) in net assets resulting from operations	$135,676	$(8,408)	$1,998
Net investment income per share - basic and diluted	$3.23	$2.70	$0.02
Earnings per share - basic and diluted	$4.56	$(0.58)	$0.17
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

Portfolio and Investment Activity for the years ended December 31, 2023 and December 31, 2022

The following table presents our portfolio company activity for the years ended December 31, 2023 and December 31, 2022:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Portfolio companies at beginning of period	41	30
Number of added portfolio companies	31	20
Number of exited portfolio companies	(11)	(9)
Portfolio companies at period end	61	41

Number of debt investments period end	90	52
Number of preferred equity investments at period end	3	1

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$748,545	$210,926	$—	$22,267	$981,738
Purchase of investments	1,544,425	5,807	—	598	1,550,830
Proceeds from principal repayments and sales of investments	(397,729)	(100)	—	(214)	(398,043)
Other changes in fair value (1)	47,600	9,687	—	5,241	62,528
Fair value, end of year	$1,942,841	$226,320	$—	$27,892	$2,197,053
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

The following table presents selected information regarding our investment portfolio as of December 31, 2023 and December 31, 2022:

	As of
	December 31, 2023		December 31, 2022
Investments:
Number of portfolio companies	61		41
Number of investments	93		53
Average investment at fair value	$23,624		$18,523
Average cost of debt investments as a percentage of par (1)	97.18%		97.88%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.51%		1.10%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.11%		0.40%
Number of debt investments on non-accrual status	1		1
Weighted Average EBITDA (mm) (2) (3)	245.3		249.2
Median EBITDA (mm) (2) (3)	187.2		95.4
Weighted average net debt through tranche (2)	4.1x		4.6x
Weighted average interest rate coverage (2)	3.1x		3.5x
Percentage of sponsored investments	83.65%		83.20%

Floating interest rate debt investments:
Percent of debt portfolio (4)	96.3%		87.7%
Weighted average interest rate floors	0.73%		0.70%
Weighted average coupon spread to base interest rate	626	bps	674	bps
Weighted average effective yield on floating rate debt investments at amortized cost (5)	12.85%		11.68%

Fixed interest debt investments: (6)
Percent of debt portfolio (4)	3.7%		12.3%
Weighted average coupon rate	8.94%		9.43%
Weighted average effective yield on fixed rate debt investments at amortized cost (5)	9.89%		10.38%

Other metrics:
Weighted average years to maturity on debt investments	4.12	years	4.23	years
Weighted average effective yield on the portfolio at amortized cost (5) (6)	12.74%		11.54%
(1)
Calculated as amortized cost of all debt investments divided by the par value of all debt investments.
(2)
Figures are based on portfolio company financial statements available to the Company at period end.
(3)
Added EBITDA data from December 31, 2022 for comparison purposes.
(4)
Percent is calculated as a percentage of fair value of total debt investments.
(5)
Weight average effective yield is calculated as the effective yield of each investment and weighted by its amortized cost as compared to the aggregate amortized cost of all investments, regardless of whether they are income producing.
(6)
Calculations exclude non-performing debt investments

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$12,853	0.6%	$15,109	1.5%
2024	$43,560	1.9	72,098	7.0
2025	$196,430	8.8	238,222	23.3
2026	$570,903	25.5	135,865	13.3
2027	$114,536	5.1	72,435	7.1
2028	$491,877	22.0	259,567	25.3
2029	$361,356	16.1	195,923	19.1
2030	$448,518	20.0	35,000	3.4
	$2,240,033	100.0%	$1,024,219	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023			As of December 31, 2022
Risk Rating	Fair Value	% of Portfolio	# of Investments	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—	$—	0.0%	—
2	70,386	3.2	2	116,109	11.8	7
3	2,123,142	96.7	89	859,792	87.6	44
4	1,096	0.0	1	5,837	0.6	2
5	2,429	0.1	1	—	0.0	—
	$2,197,053	100.0%	93	$981,738	100.0%	53

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

Operating Results for the years ended December 31, 2023 and December 31, 2022 and for the period ended December 31, 2021 are presented below:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Total investment income	$196,724	$80,568	$1,739
Total expenses	100,582	41,216	1,445
Net investment income	96,142	39,352	294
Net realized gain (loss)	2,439	3,523	79
Net change in unrealized appreciation (depreciation)	37,095	(51,283)	1,625
Net increase (decrease) in net assets resulting from operations	$135,676	$(8,408)	$1,998
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

Investment Income

Investment income consisted of the following components for the years ended December 31, 2023 and December 31, 2022 and for the period ended December 31, 2021:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Interest income on debt securities
Cash interest	$168,360	$63,517	$1,439
PIK interest	12,365	9,064	79
Net accretion/amortization of discounts/premiums	7,760	4,198	79
Total interest on debt securities	188,485	76,779	1,597
Dividend income	1,040	—	—
PIK dividend	2,945	3,488	98
Total interest and dividend income	192,470	80,267	1,695
Other income	4,254	301	44
Total investment income	$196,724	$80,568	$1,739
Average investments at cost (2)	$1,563,695	$834,940	$671,913
Income return (3)	12.31%	9.61%	0.25%

(1)
The Company was initially capitalized and commenced operations on December 21, 2021.
(2)
Average investments at cost is calculated as the simple average of the total investments at amortized cost of each quarterly reporting period.
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

The table below shows a breakdown of our operating expenses for the years ended December 31, 2023 and December 31, 2022 and for the period ended December 31, 2021:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Fixed Operating Expenses
Professional fees (2)	$2,087	$1,023	$336
Board of directors' fees	310	290	11
General and other expenses	422	90	77
Organization and offering costs (3)	21	434	121
Total fixed operating expenses	2,840	1,837	545

Variable operating expenses:
Interest expense (4)	66,206	24,152	388
Management fees	11,535	6,327	155
Administrative expense (5)	2,551	1,958	26
Custody expense	401	246	19
Transfer agency fees	99	52	—
Total variable operating expenses	80,792	32,735	588

Performance-dependent expenses:
Income based incentive fee	16,950	6,900	56
Capital gains incentive fee	—	(256)	256
Total performance-dependent expenses	16,950	6,644	312

Total expenses	$100,582	$41,216	$1,445

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
(4)
The composition of our interest expense for the years ended December 31, 2023 and December 31, 2022 are described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(5)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the year ended December 31, 2023 our net realized gain was $2.4 million and our net change in unrealized appreciation was $37.1 million. For the year ended December 31, 2022 our net realized gain was $3.5 million and our net change in unrealized depreciation was $51.3 million. For the period ended December 31, 2021 our net realized gain was $0.1 million and our net change in unrealized appreciation was $1.6 million.

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

Valuation of Portfolio Investments and Net Asset Value of Shares

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company's valuation designee (the “Valuation Designee”) to determine the fair value of the Company's investments that do not have readily available market quotations, which became effective for the fiscal quarter ended September 30, 2023. Pursuant to the Company’s valuation policy approved by the Board, the Valuation Designee will determine the fair value of the Company’s assets on at least a quarterly basis, in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement. The audit committee of the Board (the “Audit Committee”) is comprised of directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser (each an “Independent Director”).

Under procedures established by the Board, the Company intends to value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 p.m. eastern time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the bid price as reported by an independent, third-party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value. Such determination of fair values may involve subjective judgments and estimates. The Valuation Designee will also engage independent valuation providers to assist in the valuation of each investment that constitutes a material portion of the Company’s portfolio and that does not have a readily available market quotation at least once annually. Elements that could be used to determine the fair value of an investment include, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. The types of factors that may be considered in determining the fair values of investments include, but are not limited to, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings. The Valuation Designee may appoint additional or different independent valuation firms in the future.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs with respect to a fair-valued portfolio company or comparable company, the Valuation Designee will use the pricing indicated by the external event to corroborate and/or assist the Company in the valuation of such portfolio company. Because the Company expects that there will not be readily available market quotations for many of the investments in its portfolio, the Company expects to value many of its investments at fair value as determined in good faith by the Valuation Designee, subject to the oversight of the Board, using a documented valuation policy and a consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of the Company’s investments may differ significantly from the values that would have been used had readily available market quotations existed for such investments, and the differences could be material.

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
•
Agreed upon valuation recommendations are presented to the Audit Committee;
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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of December 31, 2023 and December 31, 2022, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the years ended December 31, 2023, December 31, 2022 and the period ended December 31, 2021:

	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022	For The Period Ended December 31, 2021 (1)
Fair value of level 3 investments at the end of the period	$1,358,932	$712,113	$427,306
Fair value assuming a 5% increase in value	1,426,879	747,719	448,671

Increase in unrealized appreciation	67,947	35,606	21,365
(Increase) in management fees	(510)	(67)	(5)
(Increase) in capital gains incentive fees (2)	(10,192)	(5,340)	(3,205)
Increase in net assets resulting from operations	$57,245	$30,199	$18,155

Weighted average shares outstanding	29,738,420	14,575,572	12,000,000
Shares outstanding at the end of the period	40,279,212	22,126,135	12,000,000

Increase in earnings per share	$1.92	$2.07	$1.51
Increase in net assets per share	$1.42	$1.36	$1.51

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

The value of investments for which recent market quotations are readily available will be the market price. The Valuation Designee will be responsible for determining the fair value of the portfolio investments for which market quotations are not readily available in good faith, and in such other instances where portfolio investments require a fair value determination. Because the Company expects that there typically will not be a readily available market quotation for its target portfolio investments, the Company expects that the value of most of its portfolio investments will be their fair value as determined by the Valuation Designee consistent with a documented valuation policy and consistently applied valuation process. In making these determinations, the Valuation Designee will receive input from an independent valuation firm and the Audit Committee.

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of December 31, 2023 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated (see Note 5. Derivative Instruments). However, no assurance can be given that such hedging transactions will be effective.

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

Liquidity

The tables below present a summary of our liquidity position as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$98,606	$36,616
Unused borrowing capacity	422,000	148,000
Principal receivable	—	16,523
Unfunded investment commitments (1)	(207,625)	(25,253)
Undrawn capital commitments (2)	619,690	562,663
Other net working capital (3)	(224,415)	(26,339)
	$708,256	$712,210
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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I facility	$378,000	$—	$—	$378,000	$—
SPV II facility	295,000	—	—	295,000	—
Collateralized loan obligations	390,000	—	—	—	390,000
Subscription facility	35,000	35,000	—	—	—
Loan repurchase obligations	50,025	50,025	—	—	—
Total contractual obligations	$1,148,025	$85,025	$—	$673,000	$390,000

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of December 31, 2023, 96.3% of our debt investments (95.0% of our total investments), or $2.09 billion measured at fair value, are subject to floating interest rates. Additionally, the SPV I Facility, the SPV II Facility, the collateralized loan obligations, and the Subscription Facility are all subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for Income-Based Fee as described in Note 3. Agreements and Related Party Transactions.

Since March 2022, the Federal Reserve has been rapidly raising interest rates. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2023. Interest expense is calculated based on the terms of the Financing Facility, using the outstanding balance as of December 31, 2023. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2023. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$63,630	$(34,200)	$29,430
Up 200 basis points	42,221	(22,720)	19,501
Up 100 basis points	20,812	(11,240)	9,572
Down 100 basis points	(22,005)	11,721	(10,284)
Down 200 basis points	(43,414)	23,201	(20,213)

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

Opinion on the Consolidated Financial Statements and Consolidated Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of MSD Investment Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, cash flows, and the consolidated financial highlights (in Note 12) for the years ended December 31, 2023 and 2022, and for the period from December 21, 2021 (commencement of operations) to December 31, 2021, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets, its cash flows, and the financial highlights for the years ended December 31, 2023 and 2022, and for the period from December 21, 2021 (commencement of operations) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 22, 2024

We have served as the Company’s auditor since 2021.

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$2,197,053	$981,738
Cash and cash equivalents	98,606	36,616
Restricted cash	—	4,320
Interest and dividends receivable	19,276	6,803
Principal receivable	—	16,523
Prepaid expenses and other assets	1,128	1,077
Total assets	$2,316,063	$1,047,077

LIABILITIES
SPV I facility	$378,000	$392,000
SPV II facility	295,000	—
Collateralized loan obligations	390,000	—
Subscription facility	35,000	145,000
Loan repurchase obligations	50,025	—
Deferred financing costs net of accumulated amortization	(13,239)	(4,911)
Total debt, net of financing costs	1,134,786	532,089
Payable for investments purchased	214,584	24,729
Interest payable	17,800	6,157
Income based incentive fee payable	5,123	59
Management fees payable	3,784	83
Unrealized depreciation on forward contracts	797	336
Accrued expenses and other liabilities	608	234
Due to affiliates	449	—
Accrued professional fees	432	350
Financing costs payable	114	1,194
Total liabilities	$1,378,477	$565,231
Commitments and contingencies (Note 8)

NET ASSETS
Preferred Stock, par value $0.001 (250 shares authorized and outstanding) (2)	$—	$—
Paid-in capital in excess of par value of Preferred Stock	750	—
Common stock, par value $0.001 (100,000,000 shares authorized, 40,279,212 and 22,126,135 shares issued and outstanding, respectively)	40	22
Paid-in capital in excess of par value	952,139	535,300
Distributable earnings (accumulated losses)	(15,343)	(53,476)
Total net assets	$937,586	$481,846
Net asset value per common share	$23.26	$21.78

(1)
Non-controlled/non-affiliated investments at amortized cost $2,208,817 and $1,031,067 as of December 31, 2023 and December 31, 2022, respectively.
(2)
Preferred Stock par value as of December 31, 2023 is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$176,120	$67,715	$1,518
Dividend income	1,040	—	—
Payment-in-kind interest income	12,365	9,064	98
Payment-in-kind dividend income	2,945	3,488	79
Other income	4,254	301	44
Total investment income	196,724	80,568	1,739
Expenses:
Interest expense	66,206	24,152	388
Income based incentive fee	16,950	6,900	56
Management fees	11,535	6,327	155
Administration expense	2,551	1,958	26
Professional fees	2,087	1,023	336
General and other expenses	422	90	77
Custody expense	401	246	19
Board of directors’ fee	310	290	11
Transfer agency fees	99	52	—
Organization and offering costs	21	434	121
Capital gains incentive fee	—	(256)	256
Total expenses	100,582	41,216	1,445
Net investment income	96,142	39,352	294

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	4,842	1,985	79
Foreign currency forward contracts	(2,076)	1,653	—
Foreign currency transactions	(327)	(115)	—
Net realized gain (loss)	2,439	3,523	79
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	37,565	(50,953)	1,625
Foreign currency forward contracts	(461)	(336)	—
Foreign currency transactions	(9)	6	—
Net change in unrealized appreciation (depreciation)	37,095	(51,283)	1,625
Net realized and unrealized gain (loss)	39,534	(47,760)	1,704
Net increase (decrease) in net assets resulting from operations	$135,676	$(8,408)	$1,998

Preferred stock dividends	(8)	—	—
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$135,668	$(8,408)	$1,998

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$3.23	$2.70	$0.02
Earnings per share (basic and diluted)	$4.56	$(0.58)	$0.17
Distributions declared per share	$3.09	$2.88	$—
Weighted average shares outstanding (basic and diluted)	29,738,420	14,575,572	12,000,000
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets

(in thousands, except shares)

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 21, 2021 (1)	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income	—	—	—	—	—	294	294
Net realized gain	—	—	—	—	—	79	79
Net unrealized appreciation	—	—	—	—	—	1,625	1,625
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	1,998	1,998
Capital Share Transactions:			—
Issuance of common shares	—	—	12,000,000	12	299,988	—	300,000
Net increase (decrease) for the period	—	—	12,000,000	12	299,988	1,998	301,998
Balance, December 31, 2021 (2)			12,000,000	$12	$299,988	$1,998	$301,998
Operations:
Net investment income	—	—	—	—	—	39,352	39,352
Net realized gain (loss)	—	—	—	—	—	3,523	3,523
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(51,283)	(51,283)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	(8,408)	(8,408)
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(44,967)	(44,967)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(44,967)	(44,967)
Capital Share Transactions:
Common shares issued from reinvestment of distributions	—	—	1,838,162	2	43,221	—	43,223
Issuance of common shares	—	—	8,287,973	8	189,992	—	190,000
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	—	—	2,099	(2,099)	—
Net increase (decrease) for the year			10,126,135	10	235,312	(55,474)	179,848
Balance, December 31, 2022			22,126,135	$22	$535,300	$(53,476)	$481,846
Operations:
Net investment income	—	—	—	—	—	96,142	96,142
Net realized gain (loss)	—	—	—	—	—	2,439	2,439
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	37,095	37,095
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	135,676	135,676
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(96,770)	(96,770)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(96,770)	(96,770)
Capital Share Transactions:
Common shares issued from reinvestment of distributions	—	—	3,568,598	3	81,081	—	81,084
Issuance of preferred shares (3)	250	—	—	—	750	—	750
Issuance of common shares	—	—	14,584,479	15	334,985	—	335,000
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	—	—	773	(773)	—
Net increase (decrease) for the year	250	—	18,153,077	18	417,589	38,133	455,740
Balance, December 31, 2023	250	$—	40,279,212	$40	$952,889	$(15,343)	$937,586
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.
(2)
The Company converted from MSD Investment, LLC to MSD Investment Corp. on January 1, 2022.
(3)
Issuance of preferred shares par value is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows

(in thousands, except shares)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021 (1)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$135,676	$(8,408)	$1,998
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(12,365)	(11,642)	(887)
Net accretion of discount and amortization of premium	(7,754)	(4,198)	(86)
Proceeds from sale of investments and principal repayments	398,041	262,873	2,454
Purchases of investments	(1,550,830)	(585,382)	(681,483)
Net realized (gains) losses on investments	(4,842)	(1,985)	(79)
Net change in unrealized (appreciation) depreciation on investments	(37,565)	50,953	(1,625)
Net receipt of settlement of derivatives	(2,076)	1,653	—
Net realized (gains) losses on derivatives	2,076	(1,653)	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	461	336	—
Amortization of deferred financing costs	2,117	1,541	48
(Increase) decrease in operating assets:
Interest and dividends receivable	(12,473)	(2,833)	(3,970)
Principal receivable	16,523	(14,069)	(2,454)
Prepaid expenses and other assets	(51)	(769)	(308)
Increase (decrease) in operating liabilities:
Due to affiliates	449	(371)	371
Payable for investments purchased	189,855	24,729	—
Management fees payable	3,701	(72)	155
Income based incentive fee payable	5,064	3	56
Capital gains incentive fee payable	—	(256)	256
Interest payable	11,643	5,816	341
Accrued professional fees	82	14	336
Accrued expenses and other liabilities	374	112	122
Net cash provided (used in) by operating activities	(861,894)	(283,608)	(684,755)
Cash flow from financing activities
Proceeds from issuance of common shares	335,000	190,000	289,349
Proceeds from repurchase obligations	313,841	—	—
Repayment of repurchase obligations	(263,816)	—	—
Debt borrowings	1,270,000	327,000	410,000
Debt repayments	(709,000)	(200,000)	—
Distributions paid	(15,678)	(1,744)	—
Deferred financing costs paid	(11,525)	(2,915)	(2,391)
Proceeds from issuance of preferred shares, net of underwriting costs	750	—	—
Preferred dividends paid	(8)	—	—
Net cash provided by (used in) financing activities	919,564	312,341	696,958
Net increase in cash, cash equivalents, and restricted cash	57,670	28,733	12,203
Cash, cash equivalents, and restricted cash, beginning of period	40,936	12,203	—
Cash, cash equivalents, and restricted cash, end of period	$98,606	$40,936	$12,203
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$98,606	$36,616	$12,203
Restricted cash	$—	$4,320	$—
Total cash, cash equivalents, and restricted cash	$98,606	$40,936	$12,203
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$36,625	$16,796	$—
Reinvestment of shareholder distributions	$81,084	$43,223	$—
Incremental financing cost payable	$114	$54	$2,736
Contribution in exchange for share issuance	$—	$—	$10,651
Offering cost payable	$—	$—	$258
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Chromalloy Holdings LLC	(8)	S + 7.00%	1.00%	12.37%	11/23/2028	49,500	$47,794	$47,873	5.11%
Chromalloy Holdings LLC - Revolving Credit Facility	(8)(9)(12)	S + 7.00%	1.00%	12.33%	11/23/2027	—	(144)	(152)	(0.02)
Frontgrade Technologies Inc.	(8)(15)	S + 6.75%	0.75%	12.10%	1/9/2030	9,779	9,592	9,557	1.02
Frontgrade Technologies Inc.	(8)(15)	S + 6.75%	0.75%	12.10%	1/9/2030	50,369	49,046	49,223	5.25
Frontgrade Technologies Inc. - Revolving Credit Facility	(8)(9)(12)(15)	S + 6.75%	0.75%	12.08%	1/9/2028	—	(162)	(164)	(0.02)
Systems Planning and Analysis, Inc.	(8)	S + 6.15%	1.00%	11.33%	8/16/2027	10,713	10,562	10,595	1.13
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan	(8)(12)	S + 6.15%	0.00%	11.33%	8/16/2027	5,522	5,423	5,457	0.58
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.15%	1.00%	11.31%	8/16/2027	—	(40)	(34)	(0.00)
The Nordam Group Inc.		S + 5.60%	0.00%	10.96%	4/9/2026	11,644	10,705	10,643	1.14
							132,776	132,998	14.19
Automobile
McLaren Finance PLC	UK(10)(11)	N/A	N/A	7.50%	8/1/2026	1,258	1,268	1,096	0.12
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Delayed Draw Term Loan	(8)(9)(12)	S + 6.00%	0.75%	11.43%	11/1/2029	8,982	8,325	8,276	0.88
Foundation Risk Partners - Delayed Draw Term Loan	(8)(9)(12)	S + 5.60%	0.75%	10.93%	10/29/2028	—	(428)	(435)	(0.05)
Highgate Hotels, L.P.	(8)	S + 5.50%	1.00%	10.84%	11/5/2029	100,000	98,085	98,027	10.47
Highgate Hotels, L.P. - Revolving Credit Facility	(8)(9)(12)	S + 5.50%	1.00%	10.85%	10/26/2029	—	(243)	(247)	(0.03)
							105,739	105,621	11.27
Beverage, Food & Tobacco
LJ Perimeter Buyer, Inc.	(8)	S + 6.65%	1.00%	12.03%	10/31/2028	19,316	18,819	18,965	2.02
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.65%	1.00%	12.03%	10/31/2028	2,483	2,393	2,428	0.26
							21,212	21,393	2.28
Capital Equipment
Circor International, Inc.	(8)	S + 6.00%	1.00%	11.40%	10/18/2030	67,241	65,911	65,809	7.02
Circor International, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.00%	1.00%	11.35%	10/18/2029	—	(150)	(165)	(0.02)
Faraday Buyer, LLC	(8)	S + 6.00%	1.00%	11.33%	10/11/2028	33,559	32,893	32,897	3.51
Faraday Buyer, LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 6.00%	1.00%	11.33%	10/11/2028	—	(33)	(34)	(0.00)
Trillium FlowControl	LU(8)(10)(11)	S + 5.76%	1.00%	11.11%	6/28/2026	17,730	17,613	17,102	1.82
							116,234	115,609	12.33
Chemicals, Plastics & Rubber
Dubois Chemicals Group Inc.		S + 4.60%	0.00%	9.96%	9/30/2026	2,725	2,720	2,702	0.29
Hexion Holdings Corporation		S + 4.65%	0.50%	10.02%	3/15/2029	9,850	9,219	9,444	1.01
							11,939	12,146	1.30
Consumer Goods: Durable
Mattress Firm, Inc.		L + 4.25%	0.75%	9.95%	9/25/2028	1,319	1,262	1,306	0.14
Parfums Holding Company, Inc.	(9)	S + 6.26%	1.50%	11.61%	6/30/2026	24,842	24,278	24,309	2.59
Victra Finance Corp.		S + 7.25%	0.75%	12.60%	3/31/2029	14,310	14,013	13,934	1.49
Victra Finance Corp. - Corporate Bond	(9)	N/A	N/A	7.75%	2/15/2026	100	91	96	0.01
							39,644	39,645	4.23

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Energy: Oil & Gas
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	2,121	2,146	2,113	0.22
Saturn Oil and Gas Inc.	CN(8)(10)(11)	C + 11.50%	1.00%	16.94%	2/28/2026	CAD 101,548	74,803	74,817	7.98
							76,949	76,930	8.20
Healthcare & Pharmaceuticals
Bayer Environmental Services		S + 4.38%	0.50%	9.77%	10/4/2029	19,800	18,404	19,489	2.08
Charlotte Buyer, Inc.		S + 5.25%	0.00%	10.61%	2/11/2028	57,937	55,591	58,122	6.20
Natural Partners, Inc.	(8)	S + 4.65%	1.00%	10.04%	11/29/2027	37,765	37,224	37,239	3.97
Natural Partners, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 4.65%	1.00%	9.98%	11/29/2027	—	(39)	(39)	(0.00)
PetVet Care Centers	(8)	S + 6.00%	0.75%	11.36%	11/15/2030	53,523	52,466	52,465	5.60
PetVet Care Centers - Delayed Draw Term Loan	(8)(9)(12)	S + 6.00%	0.75%	11.35%	11/15/2030	—	(67)	(68)	(0.01)
PetVet Care Centers - Revolving Credit Facility	(8)(9)(12)	S + 6.00%	0.75%	11.35%	11/15/2029	—	(137)	(138)	(0.01)
Press Ganey Holdings - 2022 Term Loan	(9)	S + 3.85%	0.75%	9.20%	7/25/2026	4,118	3,937	4,062	0.43
Press Ganey Holdings		S + 3.61%	0.00%	8.97%	7/24/2026	9,072	8,562	8,963	0.96
Press Ganey Holdings - Incremental Term Loan		S + 3.86%	0.75%	9.22%	7/25/2026	14,870	14,282	14,647	1.56
							190,223	194,742	20.78
High Tech Industries
Inmar, Inc.		S + 5.50%	1.00%	10.86%	5/1/2026	39,800	38,615	39,236	4.19
Watchguard Technologies, Inc.		S + 5.25%	0.75%	10.61%	7/2/2029	41,603	39,243	39,705	4.24
							77,858	78,941	8.43
Hotel, Gaming & Leisure
Chuck E. Cheese		N/A	N/A	6.75%	5/1/2026	17,534	16,693	17,111	1.83
ClubCorp Holdings Inc.	(9)	S + 5.26%	0.00%	10.61%	9/18/2026	81,447	77,787	78,342	8.36
Sandlot Baseball Borrower Co.	(8)	S + 5.75%	1.00%	11.10%	12/27/2028	66,667	65,334	65,333	6.97
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan	(8)(9)(12)	S + 5.75%	1.00%	11.08%	12/27/2028	—	2	—	—
TouchTunes		S + 5.00%	0.50%	10.35%	4/2/2029	37,604	37,282	37,237	3.97
Viad Corp.	(11)	S + 5.11%	0.50%	10.47%	7/30/2028	3,550	3,545	3,528	0.38
							200,643	201,551	21.51
Media: Advertising, Printing & Publishing
Clear Channel Outdoor	(11)	S + 3.76%	0.00%	9.14%	8/21/2026	4,671	4,479	4,616	0.50
Emerald Exhibitions	(11)	S + 5.10%	0.00%	10.46%	5/22/2026	49,750	48,430	49,949	5.33
Sheffield United F.C.	UK(8)(9)(10)(11)	N/A	N/A	13.07%	7/22/2026	14,704	18,200	18,668	1.99
							71,109	73,233	7.82
Media: Diversified & Production
Getty Images Inc.	(11)	S + 4.60%	0.00%	9.95%	2/19/2026	17,516	17,481	17,578	1.86
Candle Media Co Ltd	(8)	S + 6.10%	0.75%	11.47%	6/18/2027	43,368	42,803	42,131	4.49
Candle Media Co Ltd -Delayed Draw Term Loan	(8)	S + 6.10%	0.75%	11.47%	6/18/2027	17,169	16,964	16,679	1.78
							77,248	76,388	8.13
Retail
Xponential Fitness LLC	(8)(11)	S + 6.76%	1.00%	12.14%	2/28/2025	68,273	67,265	68,273	7.28
MED ParentCo, LP		S + 4.36%	0.00%	9.72%	8/31/2026	99,739	95,446	98,606	10.52
							162,711	166,879	17.80

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Business
AVSC Holding Corporation		S + 3.65%	1.00%	8.96%	3/1/2025	16,168	15,281	15,799	1.69
BDO USA, P.C.	(8)	S + 6.00%	2.00%	11.36%	8/31/2028	66,319	65,047	65,060	6.94
Momentive Global	(8)	S + 7.00%	1.00%	12.38%	5/31/2030	63,964	62,731	63,197	6.74
Momentive Global - Revolving Credit Facility	(8)(9)(12)	S + 7.00%	1.00%	12.35%	5/31/2029	—	(103)	(69)	(0.01)
Travelport Finance (Luxembourg) S.A.R.L.	LU(10)(11)	S + 8.26%	1.00%	13.61% (6.61% PIK)	9/30/2028	52,878	52,491	51,043	5.43
Wood Mackenzie, Inc.	(8)	S + 6.75%	0.75%	12.13%	2/1/2030	36,759	35,760	36,402	3.88
Wood Mackenzie, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.75%	0.75%	12.08%	2/1/2028	—	(73)	(29)	(0.00)
							231,134	231,403	24.67
Services: Consumer
CSC Serviceworks	(9)	S + 4.26%	0.75%	9.62%	3/4/2028	220	202	192	0.02
Equinox Holdings, Inc.	(9)	S + 3.00%	1.00%	8.61%	3/8/2024	35,976	34,994	35,111	3.74
Vision Purchaser Corp.	(8)	S + 6.40%	1.00%	11.75%	6/10/2025	28,645	28,389	27,914	2.98
Vision Purchaser Corp. - Incremental Term Loan	(8)	S + 6.40%	1.00%	11.75%	6/10/2025	2,498	2,473	2,434	0.26
							66,058	65,651	7.00
Transportation: Cargo
Boasso Global	(8)	S + 6.75%	0.75%	12.11%	7/3/2028	58,930	57,326	57,415	6.12
Boasso Global - Delayed Draw Term Loan	(8)(9)(12)	S + 6.75%	0.75%	12.11%	10/3/2024	7,585	7,363	7,371	0.79
Boasso Global - Revolving Credit Facility	(8)(9)(12)	S + 6.75%	0.75%	12.08%	7/1/2026	—	(144)	(161)	(0.02)
							64,545	64,625	6.89
Transportation: Consumer
Virgin Atlantic	UK(8)(9)(10)(11)	S + 3.25%	0.00%	8.91%	11/17/2026	29,931	28,359	28,507	3.04
Beacon Mobility Corp.	(8)(9)	S + 8.60%	0.00%	14.08% PIK	12/31/2025	50,185	48,903	48,895	5.22
Beacon Mobility Corp. - Delayed Draw Term Loan	(8)(9)(12)	S + 8.60%	0.00%	13.98%	12/31/2025	829	792	793	0.08
							78,054	78,195	8.34
Telecommunications
FirstLight Fiber - Initial Term Loan		S + 3.61%	0.00%	8.97%	7/23/2025	14,331	13,886	14,080	1.50
FirstLight Fiber - 2023 Incremental Term Loan	(8)	S + 4.11%	0.00%	9.47%	7/23/2025	15,500	15,367	15,490	1.65
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,035	18,375	1.96
Ligado Networks LLC	(9)(13)	N/A	N/A	15.50% PIK	11/1/2023	12,853	11,071	2,429	0.26
Maxar Technologies Inc.	(8)	S + 7.25%	1.00%	12.60%	5/3/2030	82,006	79,697	79,777	8.51
Maxar Technologies Inc. - Revolving Credit Facility	(8)(9)(12)	S + 7.25%	1.00%	12.60%	5/3/2029	4,202	3,861	3,854	0.41
ViaSat, Inc.	(11)	S + 4.61%	0.50%	9.96%	5/30/2030	49,875	46,460	48,815	5.21
							194,377	182,820	19.50
Wholesale
DFS Holdings Company, Inc.	(8)	S + 7.10%	0.75%	12.46%	1/31/2029	21,988	21,406	21,436	2.29
DFS Holdings Company, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 7.10%	0.75%	12.46%	1/31/2029	1,611	1,538	1,541	0.16
							22,944	22,977	2.45
Total First Lien Debt							1,942,665	1,942,843	207.25%

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation	(9)	S + 7.54%	0.50%	12.89%	3/15/2030	35,000	34,174	29,269	3.12
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	S + 8.36%	1.00%	13.72%	12/30/2028	34,199	33,512	33,626	3.59
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	22,550	22,165	21,282	2.27
Services: Business
DISA Holdings Corp.	(8)	S + 10.00%	0.75%	15.36% (Incl 2.00% PIK)	3/9/2029	14,869	14,477	14,554	1.55
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)	S + 10.00%	0.75%	15.36% (Incl 2.00% PIK)	3/9/2029	2,788	2,717	2,729	0.29
Trace3 Inc.	(8)	L + 7.76%	0.50%	13.17%	10/8/2029	33,750	32,995	33,080	3.53
							50,189	50,363	5.37
Services: Consumer
Midwest Veterinary Partners LLC	(8)	S + 7.60%	0.75%	12.96%	4/26/2029	50,000	50,011	46,886	5.00
Southern Veterinary Partners LLC		S + 7.85%	1.00%	13.21%	10/5/2028	45,000	44,157	44,794	4.78
							94,168	91,680	9.78
Telecommunications
FirstLight Fiber - 2nd Lien Term Loan	(9)	S + 7.61%	0.00%	12.97%	7/23/2026	100	98	98	0.01
Total Second Lien Debt							234,306	226,318	24.14%
Preferred Equity
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Preferred Stock	(8)(9)			13.25% PIK		105	102	102	0.01
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		31,597	31,469	27,600	2.94
Retail
Xponential Fitness LLC - Series A Preferred Stock	(8)(9)(11)			6.50%	7/27/2031	187	275	190	0.02
Total Preferred Equity							31,846	27,892	2.97
Total Investments - non-controlled/non-affiliated							$2,208,817	$2,197,053	234.35%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						$98,606	$98,606	10.52
Total Cash and Cash Equivalents							98,606	98,606	10.52
Total Portfolio Investments, Cash and Cash Equivalents							$2,307,423	$2,295,659	244.87%

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2023

(in thousands, except shares)

December 31, 2023
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	March 20, 2024	$76,165	CAD 101,611	$(663)	(0.1)%
Macquarie	March 20, 2024	$18,870	GBP 14,904	$(134)	(0.0)%
				$(797)	(0.1)%
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
(4)
Variable rate loans to the portfolio companies are indexed to the London Interbank Offered Rate”("LIBOR", or "LIBOR Rate") (denoted as "L"), Canadian Dollar Offered Rate ("CDOR") (denoted as "C") or Secured Overnight Financing Rate ("SOFR") (denoted as "S") and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023
(5)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2023.
(6)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)
Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Valuation Designee, subject to the oversight of the Board (see Note 2 and Note 6), pursuant to the Company’s valuation policy.
(9)
These debt investments are not pledged as collateral under any of the Company's Credit Facilities. For other debt investments that are pledged to the Company's Credit Facilities, as defined below (see Note 7. Borrowings), a single investment may be divided into parts that are individually pledged as collateral to our Credit Facilities.
(10)
The portfolio company is domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different jurisdiction than the domicile of the portfolio company. Foreign countries include Canada (denoted as “CN”), Luxembourg (denoted as “LU”) and the United Kingdom (denoted as “UK”).
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, qualifying assets represented approximately 82.6% of total assets as calculated in accordance with regulatory requirements.

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

December 31, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accession Risk Management	Delayed Draw	11/1/2029	$40,719	$(578)
Beacon Mobility Corp.	Delayed Draw	12/31/2025	592	(15)
Boasso Global	Delayed Draw	10/3/2024	1,750	(19)
Boasso Global	Revolver	7/1/2026	6,250	(161)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(152)
Circor International, Inc.	Revolver	10/18/2029	7,759	(165)
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(30)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,514	(34)
Foundation Risk Partners	Delayed Draw	10/29/2028	45,000	(435)
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,211	(164)
Highgate Hotels, L.P.	Revolver	10/26/2029	12,500	(247)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	(10)
Maxar Technologies Inc.	Revolver	5/3/2029	8,587	(233)
Momentive Global	Revolver	5/31/2029	5,714	(69)
Natural Partners, Inc.	Revolver	11/29/2027	2,813	(39)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	(68)
PetVet Care Centers	Revolver	11/15/2029	6,981	(138)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	33,333	—
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	1,165	(4)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,136	(34)
Wood Mackenzie, Inc.	Revolver	2/1/2028	2,963	(29)
Total Unfunded Commitments			$207,625	$(2,624)
(13)
Investment was on non-accrual status as of December 31, 2023, meaning that the Company has ceased recognizing interest income on these investments. As of December 31, 2023, debt investments on non-accrual status represented 0.5% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.
(14)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of December 31, 2023, $69,571 was held in FGTXX and had an average one year yield of 4.94%.
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

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2022

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation	(8)(9)	S + 7.54%	0.50%	11.86%	3/15/2030	35,000	34,091	27,300	5.67
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	L + 8.25%	1.00%	12.63%	12/30/2028	34,199	33,415	31,471	6.53
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	16,378	16,473	15,150	3.14
Services: Business
DISA Holdings Corp.	(8)	S + 10.00%	0.75%	14.32%	3/9/2029	14,641	14,207	14,207	2.95
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)	S + 10.00%	0.75%	14.22%	3/9/2029	2,745	2,666	2,664	0.55
Trace3 Inc.	(8)(9)	L + 7.50%	0.50%	10.56%	10/8/2029	33,750	32,914	32,068	6.65
							49,787	48,939	10.15
Services: Consumer
Midwest Veterinary Partners LLC	(8)(9)	L + 7.50%	0.75%	11.88%	4/26/2029	50,000	50,042	47,027	9.76
Southern Veterinary Partners LLC	(8)(9)	S + 7.85%	1.00%	12.17%	10/5/2028	45,000	44,038	40,950	8.50
Spring Education Group Inc.	(9)	L + 8.25%	0.00%	13.02%	7/30/2026	100	91	89	0.02
							94,171	88,066	18.28
Total Second Lien Debt							227,937	210,926	43.77%
Preferred Equity
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		28,646	28,519	22,267	4.62
Total Preferred Equity							28,519	22,267	4.62
Total Investments - non-controlled/non-affiliated							$1,031,067	$981,738	203.74%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						$36,616	$36,616	7.60%
Total Cash and Cash Equivalents							36,616	36,616	7.60
Total Portfolio Investments, Cash and Cash Equivalents							$1,067,683	$1,018,354	211.34%

December 31, 2022
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Goldman Sachs International	March 15, 2023	$13,574	€12,688	$(78)	0.0%
Goldman Sachs International	March 15, 2023	$43,460	CAD 59,121	$(252)	(0.1)%
Goldman Sachs International	March 15, 2023	CAD 3,151	$2,336	$(6)	0.0%
				$(336)	(0.1)%

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
First Lien Debt
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

MSD Investment Corp.

Notes to Consolidated Financial Statements

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Organization

MSD Investment Corp. (together with its consolidated subsidiaries, the “Company”), was originally established as a Delaware limited liability company on February 18, 2021, converted to a Maryland limited liability company named MSD Investment, LLC on October 22, 2021 and converted into a Maryland corporation (the “Corporate Conversion”) effective January 1, 2022, pursuant to the Articles of Conversion filed on December 28, 2021. In connection with the Corporate Conversion the Company changed its name from “MSD Investment, LLC” to “MSD Investment Corp.” As a result of the Corporate Conversion, the issued and outstanding equity interests of MSD Investment, LLC were converted into a corresponding number of shares of common stock, par value $0.001 per share, of the Company (the “Shares,” and each a “Share”), and each holder of equity interests of MSD Investment, LLC became a shareholder of the Company (collectively the “Shareholders”). The Company is structured as an externally managed, non-diversified closed-end investment company. On December 29, 2021, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes, as a regulated investment company (“RIC”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On January 1, 2023, MSD Partners, L.P., a Delaware limited partnership (“MSD”) completed a previously announced business combination with BDT & Company Holdings, L.P. (the “Transaction”), and its subsidiaries, which includes BDT Capital Partners, LLC (“BDT Capital”), an SEC-registered investment adviser, and BDT & MSD Partners, LLC, an SEC registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). Upon the closing of the Transaction, BDT & Company Holdings, L.P. was renamed BDT & MSD Holdings, L.P. (“BDT”) and BDT, and its subsidiaries, became affiliates of the Adviser (as defined below) and the Company. BDT, together with BDT Capital, MSD and their affiliated entities, are collectively referred to as “BDT & MSD.”

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

On November 24, 2021, the Company entered into an investment advisory agreement (the “Original Advisory Agreement”) with MSD (in its capacity as the Company’s investment adviser, the “Adviser”) under which the Adviser provided certain investment advisory and management services to the Company. Additionally, the company previously entered into an administrative services agreement (the “Original Administration Agreement”) with MSD (in its capacity as the Company’s administrator, the “Administrator”) under which the Administrator provided certain administrative and other services necessary for the Company to operate.

Effective January 1, 2023, the Company entered into a new investment advisory agreement (the “Advisory Agreement”), by and between the Company and the Adviser, and a new administrative agreement (the “Administration Agreement” and together with the Original Advisory Agreement, the “New Agreements”), by and between the Company and the Administrator. The terms of the New Agreements are substantially identical to those of the Original Advisory Agreement and Original Administrative Agreement, except that the reimbursement required to be made to the Administrator by the Company pursuant to the Administration Agreement will be capped such that the amounts will not exceed 0.15% of total gross assets of the Company in any one calendar year.

MSD BDC SPV I, LLC (“SPV I”) is a Delaware limited liability company formed on June 14, 2021 and commenced operations on December 21, 2021, the date the first investment transaction closed. MSD BDC SPV II, LLC (“SPV II”) is a Delaware limited liability company formed on January 4, 2023 and commenced operations on March 31, 2023. MSD BDC CLO I, LLC (“CLO I” and together with SPV I, and SPV II, the “SPVs” ) is a Delaware limited liability company formed on August 18, 2023 and commenced operations on November 15, 2023. The SPV’s investment objectives are the same as the Company’s. The SPV’s are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements, in accordance with the Company’s consolidation policy discussed in Note 2. Significant Account Policies.

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

On November 29, 2023, the Company issued 250 shares of its 12.0% Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) for an aggregate offering price of $0.75 million. Each individual investor in the offering was entitled to purchase only one share of Series A Preferred Stock. Each holder of Series A Preferred Shares is entitled to a liquidation preference of $3,000.00 per share (the “Liquidation Value”), plus additional amounts as set forth in the Articles Supplementary to the Company’s Articles of Incorporation Relating to the 12.0% Series A Cumulative Preferred Stock. With respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up, the Series A Preferred Stock will be senior to all other classes and series of the Company’s common shares, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock will not, however, participate in any appreciation in the value of the Company. See “Part I. Item 1. Business — The Private Offering, Series A Preferred Stock” in this Annual Report on Form 10-K.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the reported amounts of income and expenses during the reporting period and (iii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ materially from those estimates under different assumptions and conditions.

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

Restricted Cash

Restricted cash consists of cash collateral that had been pledged to cover obligations of the Company according to its derivative contracts and demand deposits held at Goldman Sachs International, in addition to cash funded to escrow for prefunding deals. Management believes the credit risk related to its demand deposits is minimal.

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
•
Level 2 - Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. Investments generally included in this category are less liquid and restricted securities listed in active markets, securities traded in markets that are not active, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.
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

The determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market quotation, the fair value of investments may differ materially from the values that would have been determined had a readily available market quotation existed for such investments. Further, such investments are generally less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment that does not have a readily available market quotation in a forced or liquidation sale, the Company could realize significantly less value than the value recorded by the Company.

Securities and Exchange Commission (“SEC”) Disclosure Update and Simplification

The SEC adopted a new rule providing a framework for fund valuation practices. Rule 2a-5 under the 1940 Act (“Rule 2a-5”) established requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits (but does not require) boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”) provides the recordkeeping requirements associated with fair value determinations. On August 3, 2023, the Board elected to designate the Adviser as the

Company’s Valuation Designee, which became effective for the quarter ended September 30, 2023. The Company has adopted certain revisions to its valuation policies and procedures in order to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums are recorded as interest income in the current period.

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

Dividend Income

Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

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

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both December 31, 2023 and December 31, 2022. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the year ended December 31, 2023, the Company did not incur any interest or penalties.

Prior to the Corporate Conversion, the Company was treated as a partnership for U.S. federal income tax purposes and incurred no U.S. federal, state, city, or foreign income tax liability on income earned during that period. Instead, each partner reported his or her share of the Company's income, capital gain/(loss) and credit on his or her own tax return. Consequently, no provision for income taxes had been recorded in the consolidated financial statements.

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

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. On March 12, 2020, the FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) to ease the potential burden in accounting for reference rate reform. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. On December 21, 2022, the FASB issued Accounting Standards Update 2022-06 (”ASU 2022-06“) to defer the sunset date of ASC 848 until December 31, 2024. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2024, except for hedging transactions as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company has evaluated and will continue to evaluate the adoption of ASU 2020-04, 2021-01 and 2022-06 and determined it has no material impact on its consolidated financial statements at this time.

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

The Advisory Agreement may be terminated at any time, without the payment of any penalty upon 60 days' written notice, by the vote of a majority of the Board, or by a majority of the holders of our outstanding voting securities, in accordance with the requirements of the 1940 Act, or by the Adviser. Additionally, the Advisory Agreement will automatically terminate in event of an assignment as defined in the 1940 Act. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years from January 1, 2023 and will remain in effect year to year thereafter if approved annually (i) by a majority of the Board who are not “interested persons” as defined in section 2(a)(19) of the 1940 Act (each an “Independent Director”) and (ii) the Board or the holders of a majority of the Company's outstanding voting securities.

From time to time, the Adviser may pay amounts owed by the Company to third-party providers of goods and services, and the Company will subsequently reimburse the Adviser for such amounts paid on its behalf. Amounts payable to the Adviser are settled in the normal course of business without formal payment terms.

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
•
100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 1.765% (7.06% annualized) of the value of the Company’s net assets at the beginning of each applicable calendar quarter. This “catch-up” portion is meant to provide the Adviser with approximately 15% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if the “catch-up” is achieved; and
•
15% of the Company’s pre-incentive fee net investment income, if any, that exceeds the rate of return of 1.765% (7.06% annualized).

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

Administration Agreement

On November 24, 2021, the Company entered into the Original Administration Agreement with the Administrator. Effective January 1, 2023, the Company entered into the Advisory Agreement. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to Shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The terms of the Administration Agreement are substantially similar to the Original Administration Agreement, except that the reimbursements required to be made to the Administrator by the Company will be capped such that the amounts will not exceed an amount of 0.15% of the total gross assets of the Company in any one calendar year. Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities.

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

The following table presents the related party fees, expenses and transactions for the years ended December 31, 2023 and December 31, 2022 and for the period ended December 31, 2021:

Related Party	Source Agreement & Description	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$11,535	$6,327	$155
Adviser	Advisory Agreement - income based incentive fee	16,950	6,900	56
Adviser	Advisory Agreement - board of directors' fees	310	290	11
Adviser	Advisory Agreement - capital gains incentive fee	—	(256)	256
Administrator	Administration Agreement - administration expense	1,862	1,571	—

(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,942,665	$1,942,843	88.43%	$774,611	$748,545	76.25%
Second lien debt	234,306	226,318	10.30	227,937	210,926	21.48
Preferred equity	31,846	27,892	1.27	28,519	22,267	2.27
Total investments	$2,208,817	$2,197,053	100.00%	$1,031,067	$981,738	100.00%

The industry composition of investments at fair value as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023	December 31, 2022
Aerospace & Defense	6.06%	7.04%
Automobile	0.05	0.20
Banking, Finance, Insurance & Real Estate	4.81	—
Beverage, Food & Tobacco	0.97	1.92
Capital Equipment	5.26	5.16
Chemicals, Plastics & Rubber	1.88	3.91
Consumer goods: Durable	1.80	—
Consumer goods: Non-durable	2.79	5.47
Energy: Oil & Gas	3.50	7.03
Healthcare & Pharmaceuticals	8.87	9.01
High Tech Industries	3.59	3.39
Hotel, Gaming & Leisure	10.14	6.58
Media: Advertising, Printing & Publishing	3.33	4.60
Media: Diversified & Production	3.48	9.21
Metals & Mining	—	0.32
Retail	7.60	2.33
Services: Business	12.82	12.90
Services: Consumer	7.16	16.62
Telecommunications	8.33	2.14
Transportation: Cargo	2.94	—
Transportation: Consumer	3.56	—
Wholesale	1.06	2.17
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,016,083	$2,005,820	91.30%	213.95%
Canada	74,803	74,817	3.40	7.98
Luxembourg	70,104	68,145	3.10	7.27
United Kingdom	47,827	48,271	2.20	5.15
Total	$2,208,817	$2,197,053	100.00%	234.35%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$915,615	$871,550	88.78%	180.88%
Canada	46,666	44,014	4.48	9.13
Luxembourg	51,305	50,273	5.12	10.43
Spain	14,764	13,917	1.42	2.89
United Kingdom	2,717	1,984	0.20	0.41
Total	$1,031,067	$981,738	100.00%	203.74%

As of both December 31, 2023 and December 31, 2022, one loan in the portfolio was on non-accrual status.

As of December 31, 2023, on a fair value basis, approximately 96.3% of our performing debt investments bore interest at a floating rate and approximately 3.7% of our performing debt investments bore interest at a fixed rate.

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

The following tables present the open foreign currency forward contracts as of December 31, 2023 and December 31, 2022:

December 31, 2023
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CAD	March 20, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 101,611	$76,165	$76,828	$(663)
GBP	March 20, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 14,904	$18,870	$19,004	$(134)
Total					$95,034	$95,831	$(797)

December 31, 2022
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	€12,688	$13,574	$13,652	$(78)
CAD	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	CAD 59,121	43,460	43,712	(252)
CAD	March 15, 2023	Unrealized depreciation on foreign currency forward contracts	Goldman Sachs International	CAD (3,151)	(2,336)	(2,330)	(6)
Total					$54,698	$55,034	$(336)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the years ended December 31, 2023 and December 31, 2022 and for the period ended December 31, 2021:

	Statement of Operations Location	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(2,076)	$1,653	$—
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(461)	(336)	—
Net realized and unrealized gains on foreign currency forward contracts		$(2,537)	$1,317	$—
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

The following table presents the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of December 31, 2023 and December 31, 2022:

As of	Counterparty	Gross Derivative Assets in Consolidated Statement of Assets and Liabilities	Gross Derivative Liabilities in Consolidated Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2023	Macquarie	$—	$(797)	$—	$(797)

As of	Counterparty	Gross Derivative Assets in Consolidated Statement of Assets and Liabilities	Gross Derivative Liabilities in Consolidated Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2022	Goldman Sachs International	$—	$(336)	$336	$—
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of December 31, 2023 and December 31, 2022, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$742,678	$1,200,165	$1,942,843
Second lien debt	—	95,443	130,875	226,318
Preferred equity	—	—	27,892	27,892
Cash and cash equivalents	98,606	—	—	98,606
Total Portfolio Investments, Cash and Cash Equivalents	$98,606	$838,121	$1,358,932	$2,295,659
Percentage of total	4.30%	36.51%	59.20%	100.00%
Foreign currency forward contracts	$—	$(797)	$—	$(797)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$254,386	$494,159	$748,545
Second lien debt	—	15,239	195,687	210,926
Preferred equity	—	—	22,267	22,267
Cash and cash equivalents	36,616	—	—	36,616
Total Portfolio Investments, Cash and Cash Equivalents	$36,616	$269,625	$712,113	$1,018,354
Percentage of total	3.60%	26.48%	69.93%	100.00%
Foreign currency forward contracts	$—	$(336)	$—	$(336)

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the years ended December 31, 2023 and December 31, 2022:

	For the Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$494,159	$195,687	$22,267	$712,113
Purchase of investments (including PIK)	994,735	271	3,554	998,560
Proceeds from principal repayments and sales of investments	(233,133)	—	(214)	(233,347)
Amortization of premium/accretion of discount, net	4,003	198	(13)	4,188
Net realized gain (loss) on investments	1,644	—	(1)	1,643
Net change in unrealized appreciation (depreciation) on investments	10,633	2,970	2,299	15,902
Transfers out of Level 3 (1)	(71,876)	(68,250)	—	(140,126)
Transfers to Level 3	—	—	—	—
Fair value, end of year	$1,200,165	$130,876	$27,892	$1,358,933
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2023	$9,768	$2,970	$2,299	$15,037

(1)
Transfers are done at the value of the investment at the beginning of the period. For the year ended December 31, 2023, five investments were transferred from Level 3 to Level 2, as valuation coverage increased to two or more independent pricing services.

	For the Year Ended December 31, 2022
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$269,162	$133,447	$24,697	$427,306
Purchase of investments (including PIK)	277,478	113,001	3,475	393,954
Proceeds from principal repayments and sales of investments	(108,329)	(37,763)	—	(146,092)
Amortization of premium/accretion of discount, net	1,712	214	1	1,927
Net realized gain (loss) on investments	677	2,630	—	3,307
Net change in unrealized appreciation (depreciation) on investments	(10,954)	(15,842)	(5,906)	(32,702)
Transfers out of Level 3 (1)	—	—	—	—
Transfers to Level 3 (2)	64,413	—	—	64,413
Fair value, end of year	$494,159	$195,687	$22,267	$712,113
Net change in unrealized depreciation on non-controlled/non-affiliated company investments still held at December 31, 2022	(11,016)	(15,853)	(5,906)	(32,775)
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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2023 and December 31, 2022, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$1,126,991	Market Yield Analysis	Market Yield Discount Rates	9.31%	25.00%	12.11%
	73,174	Recent Transaction	Transaction Price	98.00%	98.58%	98.07%
	1,200,165
Second lien debt	130,876	Market Yield Analysis	Market Yield Discount Rates	12.01%	14.97%	13.40%
	130,876
Preferred equity	27,892	Market Yield Analysis	Market Yield Discount Rates	9.42%	19.78%	17.01%
		Black-Scholes	Volatility	34.90%	34.90%	34.90%
Total	$1,358,933

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$408,366	Market Yield Analysis	Market Yield Discount Rates	10.48%	24.98%	14.09%
	13,917	Recent Transaction	Transaction Price	100.00	100.00	100.00
	422,283
Second lien debt	127,437	Market Yield Analysis	Market Yield Discount Rates	13.24%	15.87%	14.49%
	127,437
Preferred equity	22,267	Market Yield Analysis	Market Yield Discount Rates	17.11%	20.52%	18.81%
Total	$571,987
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2023 and December 31, 2022, the Company had investments of this nature measured at fair value totaling zero and $140.1 million, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s Credit Facilities, which would be categorized as Level 3 within the fair value hierarchy, as of both December 31, 2023 and December 31, 2022, respectively, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates.

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

The Company’s outstanding debt obligations as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$485,000	$378,000	$374,700	$107,000	12/21/2026
SPV II facility	445,000	295,000	289,349	150,000	8/15/2028
Collateralized loan obligations	390,000	390,000	386,393	—	11/15/2035
Subscription facility	200,000	35,000	34,319	165,000	12/18/2024
Loan repurchase obligations	50,025	50,025	50,025	—	Various (3)
Total	$1,570,025	$1,148,025	$1,134,786	$422,000

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$485,000	$392,000	$387,590	$93,000	12/21/2026
Subscription facility	200,000	145,000	144,499	55,000	12/21/2023
Total	$685,000	$537,000	$532,089	$148,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)
The unused portion is the amount upon which commitment fees are based, if any.
(3)
Loan repurchase obligations entered into with Macquarie have a term of 90 days, with an option for repayment as early as 45 days. As of December 31, 2023, the remaining contractual maturities were between 32-43 days.

The components of interest expense for the year ended December 31, 2023 and December 31, 2022 and for the period ended December 31, 2021 were as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Stated interest expense	$62,243	$21,119	$282
Unused/undrawn fees	624	466	28
Administration fees	1,222	1,026	30
Amortization of deferred financing costs	2,117	1,541	48
Total interest expense	$66,206	$24,152	$388
Average borrowings	$804,401	$482,333	$410,000

Weighted average interest rate (2)	7.97%	4.69%	2.71%
Amortization of financing costs	0.26%	0.32%	0.38%
Total borrowing costs	8.23%	5.01%	3.09%
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

As of the amendment on November 21, 2022 advances under the SPV I Facility bear interest at a per annum rate equal to the three-month SOFR in effect, plus the applicable margin of 2.41% per annum, inclusive of a credit spread adjustment (“CSA”) of 0.26%, with a SOFR floor of 0.25%. SPV I pays a commitment fee of 0.25% per annum (or 0.50% per annum if borrowings are less than 75% of the commitment amount) on the average daily unused amount of the financing commitments until the third anniversary of the SPV I Facility. Additionally, SPV I pays DB an administrative agent fee of 0.25% of the total commitment amount for serving as facility agent.

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

As of both December 31, 2023 and December 31, 2022, respectively, the Company was in compliance with all covenants associated with the SPV I Facility.

SPV II Facility

On August 15, 2023, the Company’s wholly-owned subsidiary, SPV II, entered into a Loan and Security Agreement (together with the exhibits and schedules thereto, the “Loan and Security Agreement”) with Citizens Bank N.A as lender and administrative agent, the Company as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (the “SPV II Facility”), which was subsequently amended on September 8, 2023.

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

In connection with the September 8, 2023 amendment, the maximum commitment amount of the SPV II Facility increased from $370 million to $445 million. Proceeds from borrowings under the SPV II Facility may be used to fund portfolio investments by SPV II. The period during which SPV II may make borrowings under the SPV II Facility expires on August 15, 2026 and the SPV II Facility is scheduled to mature on August 15, 2028.

As of December 31, 2023, the Company was in compliance with all covenants associated with the SPV II Facility.

Subscription Facility

On December 21, 2021, the Company entered into a senior secured revolving credit facility with Bank of America, N.A. (“BAML”), which was subsequently amended on December 21, 2023 (the “Subscription Facility”). BAML serves as administrative agent and lender.

The Subscription Facility provides for secured borrowings of up to $200 million. The maximum principal amount is subject to availability under the Subscription Facility, which is based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the 1940 Act. The Subscription Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $40 million. Proceeds from the borrowings under the Subscription Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. The Subscription Facility’s maturity date was extended from December 21, 2023 to December 18, 2024 in connection with the December 21, 2023 amendment.

As of the amendment on December 21, 2023 advances under the Subscription Facility bear interest at a per annum rate equal to the one-month SOFR in effect, plus the applicable margin of 2.50% per annum. The Company pays a commitment fee of 0.35% per annum on the average daily unused amount of the financing commitments.

Prior to the amendment on December 31, 2023, advances under the Subscription Facility bore interest at a per annum rate equal to the daily Bloomberg Short-Term Bank Yield Index (“BSBY”) rate in effect, plus the applicable margin of 2.00% per annum. The Company paid a commitment fee of 0.25% per annum on the average daily unused amount of the financing commitments.

As of both December 31, 2023 and December 31, 2022, respectively, the Company is in compliance with all covenants associated with the Subscription Facility.

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

As of December 31, 2023, the Company had outstanding Repurchase Obligations of $50.0 million associated with repurchase agreements that were entered into on November 3, and 14, 2023. Such Repurchase Obligations are collateralized by a portion of the Company’s term loan holdings in Highgate Hotels, L.P. and PetVet Care Centers. Interest under these Repurchase Obligations is calculated at the inception of each repurchase agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 3.50%. As of December 31, 2023, the remaining contractual maturities of the repurchase agreements were between 32-43 days. The Company had no outstanding Repurchase Obligations as of December 31, 2022.

2023 Debt Securitization

On November 15, 2023 (the “Closing Date”), the Company completed an approximate $600 million term debt securitization (the “2023 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Company.

The notes offered in the 2023 Debt Securitization (the “Notes”) were issued by MSD BDC CLO I, LLC (the “Issuer”), a wholly-owned, consolidated subsidiary of the Company pursuant to an Indenture, dated the Closing Date, between the Issuer and U.S. Bank Trust Company, National Association, as trustee (the “Indenture”). The 2023 Notes consist of $336 million of Class A Notes, which bear interest at a rate per annum equal to SOFR in effect, plus an applicable margin of 2.70%; $54 million of Class B Notes, which bear interest at SOFR plus an applicable margin of 3.65%; $36 million of Class C Notes, which bear interest at SOFR plus an applicable margin of 4.00%; and approximately $163.6 million of Preferred Shares, which do not bear interest. The Company directly retained all of the Class C Notes and all of the Preferred Shares of the 2023 Debt Securitization at par in exchange for the Company’s sale and contribution to the Issuer of the initial closing date portfolio. Both the Class C Notes and Preferred Shares are eliminated in consolidation.

The Notes are backed by a diversified portfolio of senior secured and second lien loans (the “Collateral Obligations”). The initial portfolio will consist of Collateral Obligations acquired by the Issuer on the Closing Date from the Company pursuant to a Master Transfer Agreement, dated as of the Closing Date, among the Company, as seller, and the Issuer, as purchaser (the "Master Transfer Agreement"). Certain of the Collateral Obligations transferred to the Issuer pursuant to the Master Transfer Agreement were acquired by the Company from SPV I pursuant to the Master Participation Agreement, dated as of the Closing Date, among the Company, as purchaser and the SPV I Facility, as seller. The Notes mature on October 15, 2035.

The Notes are the secured obligation of the Issuer. The Notes have not been, and will not be, registered under the 1933 Act, or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or applicable exemption from registration.

The Adviser serves as collateral manager to the Issuer under a collateral management agreement (the “Collateral Management Agreement”). However, for so long as the Company holds any Preferred Shares the Collateral Management Fees, which, for the avoidance of doubt, shall include any Base Management Fee, Subordinated Management Fee, and Incentive Management Fee (as each such term is defined in the Collateral Management Agreement), shall be $0.

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2023 and December 31, 2022, the Company’s unfunded commitments consisted of the following:

December 31, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accession Risk Management	Delayed Draw	11/1/2029	$40,719	$(578)
Beacon Mobility Corp.	Delayed Draw	12/31/2025	592	(15)
Boasso Global	Delayed Draw	10/3/2024	1,750	(19)
Boasso Global	Revolver	7/1/2026	6,250	(161)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(152)
Circor International, Inc.	Revolver	10/18/2029	7,759	(165)
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(30)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,514	(34)
Foundation Risk Partners	Delayed Draw	10/29/2028	45,000	(435)
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,211	(164)
Highgate Hotels, L.P.	Revolver	10/26/2029	12,500	(247)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	(10)
Maxar Technologies Inc.	Revolver	5/3/2029	8,587	(233)
Momentive Global	Revolver	5/31/2029	5,714	(69)
Natural Partners, Inc.	Revolver	11/29/2027	2,813	(39)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	(68)
PetVet Care Centers	Revolver	11/15/2029	6,981	(138)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	33,333	—
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	1,165	(4)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,136	(34)
Wood Mackenzie, Inc.	Revolver	2/1/2028	2,963	(29)
Total Unfunded Commitments			$207,625	$(2,624)

December 31, 2022
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Candle Media Co Ltd	Delayed Draw	6/18/2027	$1,280	$(63)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(182)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,167	(45)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	5,538	(76)
Natural Partners, Inc.	Revolver	3/15/2028	2,813	(94)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Delayed Draw	8/16/2027	4,704	(134)
Systems Planning and Analysis, Inc. (fka Management Consulting & Research LLC)	Revolver	8/16/2027	3,136	(113)
Total Unfunded Commitments			$25,253	$(707)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both December 31, 2023 and December 31, 2022, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

In connection with its formation, the Company has the authority to issue up to 100 million shares. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of December 31, 2023, the Company had received Capital Commitments totaling approximately $1.4 billion ($619.7 million remaining undrawn).

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements as of December 31, 2023:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
March 8, 2023	2,601,909	$60,000
April 21, 2023	4,446,421	$100,000
August 8, 2023	3,225,807	$75,000
December 29, 2023	4,310,345	$100,000
Total	34,872,455	$824,988

Distributions

As of December 31, 2023, the Company had declared the following distributions:

			Regular	Special	Per Share
Date Declared	Record Date	Payment Date	Distribution	Distribution	Amount	Total Amount
For Calendar Year 2023
March 13, 2023	March 29, 2023	April 17, 2023	$0.65	$—	$0.65	$16,073
June 21, 2023	June 21, 2023	June 28, 2023	$0.65	$—	$0.65	$19,378
August 3, 2023	August 4, 2023	September 28, 2023	$—	$0.03	$0.03	$917
August 3, 2023	September 15, 2023	September 28, 2023	$0.65	$—	$0.65	$21,965
November 3, 2023	December 15, 2023	December 28, 2023	$0.65	$0.11	$0.76	$26,312
December 20, 2023	December 20, 2023	December 28, 2023	$—	$0.35	$0.35	$12,117
					$3.09	$96,762
For Calendar Year 2022
March 30, 2022	March 31, 2022	April 15, 2022	$0.57	$0.03	$0.60	$7,200
June 28, 2022	June 29, 2022	July 15, 2022	$0.57	$0.06	$0.63	$9,321
September 20, 2022	September 20, 2022	October 17, 2022	$0.57	$—	$0.57	$8,646
December 29, 2022	December 29, 2022	December 30, 2022	$0.65	$0.43	$1.08	$19,800
					$2.88	$44,967

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

The following table summarizes the DRP Shares issued to shareholders who have “opted in” to the DRP during the year ended December 31, 2023 and the value of such Shares as of the payment dates:

Payment Date	DRP Shares Value	DRP Shares Issued
April 15, 2022	$7,200	286,055
July 15, 2022	$9,321	373,593
October 17, 2022	$8,646	377,076
December 30, 2022	$18,056	801,437
April 17, 2023	$13,892	637,800
June 28, 2023	$16,789	754,571
September 28, 2023	$18,945	828,460
December 28, 2023	$31,456	1,347,765
	$124,305	5,406,757

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per Share during the years ended December 31, 2023 and December 31, 2022 and for the period ended December 31, 2021:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period Ended December 31, 2021 (1)
Net increase in net assets resulting from operations attributable to holders of Common Stock	$135,676	$(8,408)	$1,998
Weighted average shares outstanding	29,738,420	14,575,572	12,000,000
Earnings per common share	$4.56	$(0.58)	$0.17
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.

Note 11. Taxable/Distributable Income

The tax character of distributions for the years ended December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Ordinary income (including net short-term capital gains)	$94,428	$44,965
Capital gains	2,342	—
Return of capital	—	2
Total taxable distributions	$96,770	$44,967

The components of Accumulated Earnings (Losses) on a tax basis for the years ended December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Undistributed ordinary income - net	$—	$—
Undistributed long-term capital gains	—	—
Total undistributed earnings	—	—
Capital loss carryforward	—	—
Unrealized earnings (losses) - net	(13,859)	(51,283)
Timing differences	(1,484)	(2,193)
Total accumulated earnings (losses) - net	$(15,343)	$(53,476)

For the years ended December 31, 2023 and December 31, 2022 the Company made the following reclassifications of permanent book to tax basis differences:

	December 31, 2023	December 31, 2022
Paid-in capital in excess of par value	$773	$2,099
Net distributable earnings (accumulated losses)	$(773)	$(2,099)

The following table reconciles net decrease in net assets resulting from operations to total taxable income and gains available for distributions for the years ended December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Net increase (decrease) in net assets resulting from operations	$135,676	$(8,408)
Net change in unrealized appreciation (depreciation)	(37,095)	51,283
Unearned performance-based incentive fee on unrealized gains	—	(256)
Basis adjustment for corporate conversion	(795)	(249)
Post October loss deferral	(1,043)	2,533
Other book-tax differences	27	64
Total taxable distributions	$96,770	$44,967

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes for the years ended December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Tax cost	$2,209,358	$1,031,935
Gross unrealized appreciation	19,035	2,320
Gross unrealized depreciation	(31,340)	(52,517)
Investments at Fair Value	$2,197,053	$981,738

The difference between GAAP-basis tax basis unrealized gains (losses) on our investments is attributable primarily to tax basis significant modifications and a step-up in the cost basis of our investments that happened during the corporate conversion. The net tax unrealized appreciation (depreciation) on investments is $(12.3) million and $(50.2) million as of December 31, 2023, and December 31, 2022, respectively.

Tax Information (unaudited)

During the year ended December 31, 2023, the Company designated approximately 80.4% of its distributions from net investment income as interested related dividends pursuant to Section 871(k) of the Code.

During the year ended December 31, 2023, the Company designated 94.3% of the dividends paid from net investment company taxable income as Section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $2.3 million, as capital gain dividends paid during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company designated $0.6 million as short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code.

Note 12. Financial Highlights

The following are the financial highlights for the year ended December 31, 2023 and December 31, 2022 and for the period ended December 31, 2021:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Period Ended December 31, 2021 (1)
Per Share Data:
Net assets, beginning of period	$21.78	$25.17	$—
Net investment income (2)	3.23	2.70	0.02
Net realized gain (loss) (2)	0.08	0.24	0.01
Net change in unrealized appreciation (depreciation) (3)	1.28	(3.52)	0.14
Net increase in net assets resulting from operations	4.59	(0.58)	0.17
Distributions declared from net investment income (4)	(3.09)	(2.88)	—
Issuance of shares	—	—	25.00
Issuance of shares in connection with our DRP program	(0.02)	0.07	—
Total increase (decrease) in net assets	1.48	(3.39)	25.17
Net assets, end of period	$23.26	$21.78	$25.17
Shares outstanding, end of period	40,279,212	22,126,135	12,000,000
Total return based on NAV (5)	22.10%	(2.46)%	0.68%
Ratios:
Expenses to average net assets (6)	14.47%	11.28%	11.74%
Net investment income to average net assets (6)	13.83%	10.77%	6.71%
Portfolio turnover rate (7)	25.93%	32.49%	0.36%
Supplemental Data:
Net assets, end of period	$937,586	$481,846	$301,998
Total capital commitments, end of period	$1,444,678	$1,052,600	$800,000
Ratios of total contributed capital to total committed capital, end of period	57.11%	46.55%	37.50%
Average debt outstanding	$804,401	$482,333	$410,000
Asset coverage ratio (8)	181.7%	189.7%	173.7%
(1)
The Company was initially capitalized and commenced operations on December 21, 2021.
(2)
The per share data was derived by using the weighted average shares outstanding during the period.
(3)
For the year ended December 31, 2023 the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
(6)
Amounts for the Period Ended December 31, 2021 are annualized except for non-recurring income and expenses (other income, organization and offering expenses and incentive fees on capital gains).
(7)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported.
(8)
In accordance with the 1940 Act, with certain, limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.
Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of March 22, 2024, the date that the consolidated financial statements were issued.

Subsequent to December 31, 2023, the Company invested in the senior secured loans of Cook & Boardman Group, Alteryx Inc., and Hotel Equities Group, LLC,

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

b)
Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

c)
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

a)
None.
b)
For the fiscal quarter ended December 31, 2023, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III.

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2023. Accordingly, information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2024 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Information relating to our and the Adviser’s codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in “Part 1, Item 1. Business-Regulation as a Business Development Company-Code of Ethics” of this Form 10-K.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.

Part IV.

Item 15. Exhibits and Consolidated Financial Statement Schedules.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation effective as of January 1, 2022 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
3.2	Amended and Restated By Laws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 10 (File No. 000-56375) filed on March 3, 2022)
3.3	Articles Supplementary for 12.0% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2023)
4.1	Description of Securities*
10.1

Investment Advisory Agreement between the Company and the Adviser dated November 24, 2021 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.2	Investment Advisory Agreement between the Company and the Adviser effective January 1, 2023 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed March 23, 2023)
10.3

Administration Agreement Advisory Agreement between the Company and the Adviser dated November 24, 2021 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.4

Administration Agreement Advisory Agreement between the Company and the Adviser effective January 1, 2023 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 23, 2023)

10.5	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
10.6

Custody Agreement between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.7	First Amendment to the Custody Agreement between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 23, 2023)
10.8

Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.9

Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.10

Amendment No.1 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on March 23, 2023)

10.11

Amendment No. 2 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 23, 2023)

10.12

Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.13

First Amendment to the Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender*

10.14

Loan and Security Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2023).

10.15

Amendment No. 1 to Loan and Security Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 9, 2023).

10.16	Indenture, dated as of November 15, 2023, by and between MSD BDC CLO I, LLC and U.S. Bank Trust Company, National Association.*
10.17	Collateral Management Agreement, dated November 15, 2023, by and between MSD BDC CLO I, LLC and MSD Partners, L.P.*
10.18	Master Transfer Agreement, dated as of November 15, 2023, by and between MSD Investment Corp., as seller, and MSD BDC CLO I, LLC, as purchaser.*
14.1	Code of Ethics*
21.1	Subsidiaries of the Registrant*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
Inline XBRL Taxonomy Extension Calculation Linkbase
Inline XBRL Taxonomy Extension Definition Linkbase
Inline XBRL Taxonomy Extension Label Linkbase
Inline XBRL Taxonomy Extension Presentation Linkbase
Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSD Investment Corp.

Date:	March 22, 2024	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	March 22, 2024	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Platek		March 22, 2024
Robert Platek	Chief Executive Officer

/s/ Brian S. Williams		March 22, 2024
Brian S. Williams	Chief Financial Officer & Treasurer

/s/ James Chapman		March 22, 2024
James Chapman	Director

/s/ Joseph Branch		March 22, 2024
Joseph Branch	Director

/s/ Louisa Rodriguez		March 22, 2024
Louisa Rodriguez	Director