Form 10-Q
period 2024-03-31
MSD Investment Corp.
filed 2024-05-13
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 10, 2024 was 50,590,553.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company. In addition to the other information set forth in this report, you should carefully consider the risk factors set forth in our most recent Annual Report on Form 10-K filed with the SEC on March 25, 2024, which is accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results.

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$2,549,352	$2,197,053
Cash and cash equivalents	139,687	98,606
Subscription receivable	98,239	—
Interest and dividends receivable	20,530	19,276
Principal receivable	9,259	—
Unrealized appreciation on forward contracts	151	—
Prepaid expenses and other assets	94	1,128
Total assets	$2,817,312	$2,316,063

LIABILITIES
SPV I facility	$449,000	$378,000
SPV II facility	424,000	295,000
Collateralized loan obligations	390,000	390,000
Subscription facility	100,000	35,000
Loan repurchase obligations	158,331	50,025
Deferred financing costs net of accumulated amortization	(12,919)	(13,239)
Total debt, net of financing costs	1,508,412	1,134,786
Payable for investments purchased	59,079	214,584
Interest payable	26,005	17,800
Distributions payable	6,165	—
Income based incentive fee payable	6,120	5,123
Management fees payable	4,561	3,784
Capital gains incentive fee payable	1,071	—
Accrued expenses and other liabilities	737	608
Accrued professional fees	708	432
Due to affiliates	659	449
Financing costs payable	65	114
Unrealized depreciation on forward contracts	—	797
Total liabilities	$1,613,582	$1,378,477
Commitments and contingencies (Note 8)
NET ASSETS
Preferred Stock, par value $0.001 (250 shares authorized and outstanding) (2)	$—	$—
Paid-in capital in excess of par value of Preferred Stock	750	750
Common stock, par value $0.001 (100,000,000 shares authorized, 50,590,553 and 40,279,212 shares issued and outstanding, respectively)	51	40
Paid-in capital in excess of par value	1,197,169	952,139
Distributable earnings (accumulated losses)	5,760	(15,343)
Total net assets	$1,203,730	$937,586
Net asset value per common share	$23.78	$23.26

(1)
Non-controlled/non-affiliated investments at amortized cost $2,552,925 and $2,208,817 as of March 31, 2024 and December 31, 2023, respectively.
(2)
Preferred Stock par value as of both March 31, 2024 and December 31, 2023 is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$69,883	$31,516
Dividend Income	26	—
Payment-in-kind interest income	3,258	2,228
Payment-in-kind dividend income	1,053	931
Other income	2,763	443
Total investment income	76,983	35,118
Expenses:
Interest expense	28,832	11,665
Income based incentive fee	6,120	3,030
Management fees	4,561	2,026
Administration expense	1,946	677
Capital gains incentive fee	1,071	—
Professional fees	443	204
Custody expense	179	61
General and other expenses	100	45
Board of directors’ fee	78	77
Organization and offering costs	25	18
Transfer agency fees	16	52
Total expenses	43,371	17,855
Net investment income (loss)	33,612	17,263

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	3,626	(1,128)
Foreign currency forward contracts	1,031	606
Foreign currency transactions	(111)	(220)
Net realized gain (loss)	4,546	(742)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	8,190	9,114
Foreign currency forward contracts	947	(1,245)
Foreign currency transactions	13	(3)
Net change in unrealized appreciation (depreciation)	9,150	7,866
Net realized and unrealized gain (loss)	13,696	7,124
Net increase (decrease) in net assets resulting from operations	$47,308	$24,387

Preferred Stock Dividends	(23)	—
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$47,285	$24,387

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.82	$0.76
Earnings per share (basic and diluted)	$1.16	$1.07
Distributions declared per common share	$0.65	$0.65
Weighted average shares outstanding (basic and diluted)	40,830,247	22,812,352

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2023 (1)	250	$—	40,279,212	$40	$952,889	$(15,343)	$937,586
Operations:
Net investment income	—	—	—	—	—	33,612	33,612
Net realized gain (loss)	—	—	—	—	—	4,546	4,546
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	9,150	9,150
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	47,308	47,308
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(26,205)	(26,205)
Net increase (decrease) in net assets resulting from shareholder distributions			—	—	—	(26,205)	(26,205)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	861,529	1	20,040	—	20,041
Issuance of preferred shares		—	—	—	—	—	—
Issuance of common shares	—	—	9,449,812	10	224,990	—	225,000
Net increase (decrease) for the period	—	—	10,311,341	11	245,030	21,103	266,144
Balance, March 31, 2024 (1)	250	$—	50,590,553	$51	$1,197,919	$5,760	$1,203,730

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2022	—	$—	22,126,135	$22	$535,300	$(53,476)	$481,846
Operations:
Net investment income	—	—	—	—	—	17,263	17,263
Net realized gain (loss)	—	—	—	—	—	(742)	(742)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	7,866	7,866
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	24,387	24,387
Shareholder distributions:
Distributions paid or accrued	—	—	—	—	—	(16,073)	(16,073)
Net increase (decrease) in net assets resulting from shareholder distributions			—	—	—	(16,073)	(16,073)
Capital Share Transactions:
Issuance of shares	—	—	2,601,908	3	59,997	—	60,000
Net increase (decrease) for the period		—	2,601,908	3	59,997	8,314	68,314
Balance, March 31, 2023	—	$—	24,728,043	$25	$595,297	$(45,162)	$550,160
(1)
Preferred shares par value is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

	For the Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$47,308	$24,387
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(4,311)	(2,228)
Net accretion of discount and amortization of premium	(4,774)	(1,877)
Proceeds from sale of investments and principal repayments	160,018	37,348
Purchases of investments	(491,415)	(230,754)
Net realized (gains) losses on investments	(3,626)	1,128
Net change in unrealized (appreciation) depreciation on investments	(8,190)	(9,114)
Net receipt of settlement of derivatives	1,031	606
Net realized (gains) losses on derivatives	(1,031)	(606)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(947)	1,245
Amortization of deferred financing costs	835	401
(Increase) decrease in operating assets:
Interest and dividends receivable	(1,254)	(1,778)
Principal receivable	(9,259)	9,847
Prepaid expenses and other assets	1,034	995
Increase (decrease) in operating liabilities:
Due to affiliates	210	543
Payable for investments purchased	(155,505)	18,078
Management fees payable	777	2,026
Income based incentive fee payable	997	3,030
Capital gains incentive fee payable	1,071	—
Interest payable	8,205	6,439
Accrued professional fees	276	184
Accrued expenses and other liabilities	129	180
Net cash provided (used in) by operating activities	(458,421)	(139,920)
Cash flow from financing activities
Proceeds from issuance of common shares (net of change in subcriptions receivable)	126,761	60,000
Proceeds from repurchase obligations	158,331	—
Repayment of repurchase obligations	(50,025)	—
Debt borrowings	365,000	228,000
Debt repayments	(100,000)	(80,000)
Deferred financing costs paid	(565)	—
Net cash provided by (used in) financing activities	499,502	208,000
Net increase in cash, cash equivalents, and restricted cash	41,081	68,080
Cash, cash equivalents, and restricted cash, beginning of period	98,606	40,936
Cash, cash equivalents, and restricted cash, end of period	$139,687	$109,016
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$139,687	$42,360
Restricted cash	$—	$66,656
Total cash, cash equivalents, and restricted cash	$139,687	$109,016
Supplemental disclosure of cash flow information and non-cash financing activities
Change in subscription receivable	$98,239	$—
Cash paid for interest	$19,790	$4,824
Reinvestment of shareholder distributions	$20,041	$—
Change in distributions payable	$6,165	$16,073

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited)

March 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Frontgrade Technologies Inc.	(8)	S + 6.75%	0.75%	12.06%	1/9/2030	9,755	9,574	9,638	0.80
Frontgrade Technologies Inc.	(8)	S + 6.75%	0.75%	12.06%	1/9/2030	50,242	48,962	49,643	4.12
Frontgrade Technologies Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.75%	0.75%	12.05%	1/9/2028	—	(152)	(86)	(0.01)
Systems Planning and Analysis, Inc.	(8)	S + 6.15%	1.00%	11.08%	8/16/2027	10,686	10,544	10,529	0.87
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan A	(8)(9)(12)	S + 6.15%	0.00%	11.23%	8/16/2027	7,714	7,295	7,299	0.61
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan	(8)	S + 6.15%	0.00%	11.37%	8/16/2027	6,673	6,558	6,575	0.55
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.15%	1.00%	11.37%	8/16/2027	—	(37)	(46)	(0.00)
The Nordam Group Inc.		S + 5.60%	0.00%	10.93%	4/9/2026	11,614	10,768	10,917	0.91
							93,512	94,469	7.85
Automotive
Titan Purchaser, Inc.	(9)	S + 6.00%	1.00%	11.34%	1/30/2030	10,000	9,901	10,125	0.84
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Delayed Draw Term Loan	(8)(9)(12)	S + 6.00%	0.75%	11.34%	11/1/2029	21,862	21,264	21,187	1.76
Ardonagh Midco 3 PLC	UK(8)(10)(11)	S + 4.75%	0.50%	10.04%	2/15/2031	45,783	45,105	45,096	3.75
Ardonagh Midco 3 PLC - Delayed Draw Term Loan	UK(8)(9)(10)(11)(12)	S + 4.75%	0.50%	10.05%	2/15/2031	—	(31)	(32)	(0.00)
Foundation Risk Partners - Delayed Draw Term Loan	(8)(9)(12)	S + 5.60%	0.75%	10.91%	10/29/2028	13,050	12,539	12,530	1.04
Galway Borrower LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 5.10%	0.75%	10.40%	9/30/2028	—	(104)	(107)	(0.01)
Galway Borrower LLC - Revolving Credit Facility	(8)(9)(12)	S + 5.35%	0.75%	10.66%	9/30/2028	452	425	425	0.04
Highgate Hotels, L.P.	(8)	S + 5.50%	1.00%	10.81%	11/5/2029	99,750	97,915	97,864	8.13
Highgate Hotels, L.P. - Revolving Credit Facility	(8)(9)(12)	S + 5.50%	1.00%	10.80%	10/26/2029	—	(233)	(236)	(0.02)
							176,880	176,727	14.69
Beverage, Food & Tobacco
LJ Perimeter Buyer, Inc.	(8)	S + 6.65%	1.00%	11.96%	10/31/2028	19,267	18,795	18,832	1.56
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.65%	1.00%	11.98%	10/31/2028	2,477	2,393	2,398	0.20
							21,188	21,230	1.76
Capital Equipment
Circor International, Inc.	(8)	S + 6.00%	1.00%	11.30%	10/18/2030	67,241	65,957	65,976	5.48
Circor International, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.00%	1.00%	11.30%	10/18/2029	—	(144)	(146)	(0.01)
Faraday Buyer, LLC	(8)	S + 6.00%	1.00%	11.31%	10/11/2028	33,391	32,758	32,760	2.72
Faraday Buyer, LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 6.00%	1.00%	11.30%	10/11/2028	—	(30)	(31)	(0.00)
Neptune Platform Buyer, LLC	(8)	S + 5.25%	0.75%	10.55%	1/19/2031	6,970	6,868	6,868	0.57
Neptune Platform Buyer, LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 5.25%	0.75%	10.55%	1/19/2031	—	(15)	(14)	(0.00)
Trillium FlowControl	LU(8)(10)(11)	S + 5.76%	1.00%	11.07%	6/28/2026	17,685	17,579	17,245	1.43
							122,973	122,658	10.19

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Chemicals, Plastics & Rubber
Dubois Chemicals Group Inc.		S + 4.60%	0.00%	9.93%	9/30/2026	2,718	2,715	2,713	0.23
Hexion Holdings Corporation		S + 4.65%	0.50%	9.98%	3/15/2029	9,825	9,219	9,658	0.80
Hexion Holdings Corporation - Incremental Term Loan	(8)	S + 6.25%	0.50%	11.58%	3/15/2028	20,000	19,423	19,413	1.61
							31,357	31,784	2.64
Construction & Building
Cook & Boardman Group	(8)	S + 6.00%	1.00%	11.32%	3/4/2030	125,000	122,504	122,500	10.18
Consumer Goods: Durable
Mattress Firm, Inc.		S + 4.51%	0.75%	9.81%	9/25/2028	1,315	1,261	1,316	0.11
Parfums Holding Company, Inc.		S + 6.26%	1.50%	11.57%	6/30/2026	34,398	33,853	34,226	2.84
Victra Finance Corp.		S + 6.50%	0.75%	11.83%	3/31/2029	62,117	61,802	62,467	5.19
							96,916	98,009	8.14
Containers, Packaging & Glass
Confluent Holdings LLC	(8)	S + 7.00%	2.00%	12.31%	3/28/2029	28,789	27,926	27,925	2.32
Confluent Holdings LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 7.00%	1.00%	12.30%	3/28/2029	—	(7)	—	—
							27,919	27,925	2.32
Energy: Oil & Gas
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	2,121	2,144	2,130	0.18
Saturn Oil and Gas Inc.	CN(8)(10)(11)	C + 11.50%	1.00%	16.83%	2/28/2026	CAD 84,606	62,441	61,152	5.08
							64,585	63,282	5.26
Healthcare & Pharmaceuticals
Bayer Environmental Services		S + 4.38%	0.50%	9.71%	10/4/2029	19,751	18,405	19,721	1.64
Charlotte Buyer, Inc.		S + 5.25%	0.00%	10.57%	2/11/2028	57,791	55,574	57,929	4.81
Natural Partners, Inc.	(8)	S + 4.65%	1.00%	9.99%	11/29/2027	37,669	37,160	36,945	3.07
Natural Partners, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 4.65%	1.00%	9.95%	11/29/2027	—	(36)	(54)	(0.00)
Press Ganey Holdings - 2022 Term Loan	(9)	S + 3.85%	0.75%	9.18%	7/24/2026	4,108	3,943	4,082	0.34
Press Ganey Holdings		S + 3.61%	0.00%	8.94%	7/24/2026	6,056	5,715	6,017	0.50
Press Ganey Holdings - Incremental Term Loan		S + 3.86%	0.75%	9.19%	7/24/2026	14,832	14,298	14,711	1.22
							135,059	139,351	11.58
High Tech Industries
Alteryx, Inc.	(8)	S + 6.50%	0.75%	11.83%	3/18/2031	26,125	25,735	25,733	2.15
Alteryx, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.50%	0.75%	11.83%	3/18/2031	—	(142)	(142)	(0.01)
Alteryx, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.50%	0.75%	11.83%	3/18/2031	—	(441)	(445)	(0.04)
Inmar, Inc.		S + 5.50%	1.00%	10.83%	5/1/2026	44,690	43,588	44,662	3.72
Watchguard Technologies, Inc.		S + 5.25%	0.75%	10.58%	7/2/2029	41,498	39,232	40,685	3.38
							107,972	110,493	9.20

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Hotel, Gaming & Leisure
Chuck E. Cheese		N/A	N/A	6.75%	5/1/2026	17,534	16,775	17,391	1.44
ClubCorp Holdings Inc.	(9)	S + 5.26%	0.00%	10.56%	9/18/2026	80,301	76,779	80,366	6.68
Hotel Equities Group, LLC	(8)	S + 5.75%	2.00%	11.07%	1/22/2029	35,000	34,419	34,323	2.85
Hotel Equities Group, LLC - Revolving Credit Facility	(8)(9)(12)	S + 5.75%	2.00%	11.09%	1/22/2029	5,825	5,631	5,632	0.47
K1 Speed Inc.	(8)	S + 6.25%	1.00%	11.58%	1/2/2029	18,214	17,866	17,862	1.48
K1 Speed Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.25%	1.00%	11.55%	1/2/2029	—	(58)	(59)	(0.00)
Sandlot Baseball Borrower Co.	(8)	S + 5.75%	1.00%	11.06%	12/27/2028	66,500	65,244	65,237	5.42
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan	(8)(9)(12)	S + 5.75%	1.00%	11.05%	12/27/2028	—	34	33	0.00
TouchTunes		S + 5.00%	0.50%	10.30%	4/2/2029	37,508	37,201	37,618	3.13
Viad Corp.	(11)	S + 5.11%	0.50%	10.44%	7/30/2028	3,539	3,536	3,539	0.29
							257,427	261,942	21.76
Media: Advertising, Printing & Publishing
Emerald Exhibitions	(11)	S + 5.10%	0.00%	10.43%	5/22/2026	49,625	48,438	49,786	4.14
Sheffield United F.C.	UK(8)(9)(10)(11)	N/A	N/A	13.07%	7/22/2026	GBP 13,968	17,297	17,569	1.46
							65,735	67,355	5.60
Media: Diversified & Production
Getty Images Inc.	(11)	S + 4.60%	0.00%	9.91%	2/19/2026	17,445	17,415	17,418	1.45
Candle Media Co Ltd	(8)	S + 6.10%	0.75%	11.41% (Incl 4.00% PIK)	6/18/2027	43,836	43,307	42,877	3.56
Candle Media Co Ltd -Delayed Draw Term Loan	(8)	S + 6.10%	0.75%	11.41% (Incl 4.00% PIK)	6/18/2027	17,354	17,162	16,974	1.41
							77,884	77,269	6.42
Retail
Xponential Fitness LLC	(8)(11)	S + 6.76%	1.00%	12.09%	3/15/2026	80,539	79,411	80,539	6.69
MED ParentCo, LP		S + 4.36%	0.00%	9.69%	8/31/2026	99,479	95,565	99,230	8.24
							174,976	179,769	14.93
Services: Business
AVSC Holding Corporation		S + 3.65%	1.00%	8.93%	3/1/2025	16,136	15,373	16,147	1.34
BDO USA, P.C.	(8)	S + 6.00%	2.00%	11.33%	8/31/2028	66,153	64,957	64,964	5.40
Clarion Events Limited	(11)	S + 5.73%	1.00%	10.28%	9/30/2027	13,228	13,017	12,919	1.07
Clarion Events Limited - Incremental Term Loan	UK(10)(11)	S + 5.73%	1.00%	10.28%	9/30/2027	20,000	19,600	19,533	1.62
DISA Holdings Corp.	(8)	S + 5.00%	0.50%	10.34%	9/9/2028	16,663	16,416	16,413	1.36
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)(12)	S + 5.00%	0.50%	10.30%	9/9/2028	—	(90)	(94)	(0.01)
DISA Holdings Corp. - Revolving Credit Facility	(8)(9)(12)	S + 5.00%	0.50%	10.30%	9/9/2028	—	(61)	(62)	(0.01)
Momentive Global	(8)	S + 7.00%	1.00%	12.31%	5/31/2030	63,804	62,618	64,312	5.34
Momentive Global - Revolving Credit Facility	(8)(9)(12)	S + 7.00%	1.00%	12.33%	5/31/2029	—	(98)	45	0.00
Radar Bidco S.A.R.L	LU(8)(9)(10)(11)	S + 4.25%	0.00%	9.56%	3/27/2031	5,000	4,975	4,994	0.41
Travelport Finance (Luxembourg) S.A.R.L.	LU(10)(11)	S + 8.26%	1.00%	13.61% (6.61% PIK)	9/30/2028	52,878	52,511	49,144	4.08
							249,218	248,315	20.60

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Consumer
CSC Serviceworks	(9)	S + 4.26%	0.75%	9.59%	3/4/2028	219	202	202	0.02
PetVet Care Centers	(8)	S + 6.00%	0.75%	11.33%	11/15/2030	53,389	52,369	52,372	4.35
PetVet Care Centers - Delayed Draw Term Loan	(8)(9)(12)	S + 6.00%	0.75%	11.30%	11/15/2030	—	(62)	(63)	(0.01)
PetVet Care Centers - Revolving Credit Facility	(8)(9)(12)	S + 6.00%	0.75%	11.30%	11/15/2029	—	(131)	(133)	(0.01)
Vision Purchaser Corp.	(8)	S + 6.40%	1.00%	11.73%	6/10/2025	28,570	28,356	28,204	2.34
Vision Purchaser Corp. - Incremental Term Loan	(8)	S + 6.40%	1.00%	11.73%	6/10/2025	2,492	2,471	2,460	0.20
							83,205	83,042	6.89
Transportation: Cargo
Boasso Global - Delayed Draw Term Loan	(8)(9)(12)	S + 6.75%	0.75%	12.07%	10/3/2024	8,139	7,921	8,072	0.67
Boasso Global - Revolving Credit Facility	(8)(9)(12)	P + 5.75%	0.75%	14.25%	7/1/2026	1,736	1,606	1,606	0.13
Boasso Global	(8)	S + 6.75%	0.75%	12.07%	7/3/2028	58,781	57,260	58,248	4.84
							66,787	67,926	5.64
Transportation: Consumer
Virgin Atlantic	UK(8)(10)(11)	L + 3.25%	0.00%	8.83%	11/17/2026	29,903	28,927	28,628	2.38
Beacon Mobility Corp. - Delayed Draw Term Loan	(8)(9)(12)	S + 8.60%	0.00%	13.91% PIK	12/31/2025	1,206	1,176	1,173	0.10
Beacon Mobility Corp.	(8)	S + 8.60%	0.00%	13.89% PIK	12/31/2025	51,851	50,724	50,684	4.21
							80,827	80,485	6.69
Telecommunications
FirstLight Fiber - Initial Term Loan		S + 3.61%	0.00%	8.94%	7/23/2025	14,293	13,917	14,079	1.17
FirstLight Fiber - 2023 Incremental Term Loan	(8)	S + 4.11%	0.00%	9.44%	7/23/2025	15,423	15,312	15,535	1.29
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,031	17,352	1.44
Ligado Networks LLC	(9)(13)	N/A	N/A	15.50% PIK	11/1/2023	12,853	11,071	1,946	0.16
Maxar Technologies Inc. - Revolving Credit Facility	(8)(9)(12)	S + 7.25%	1.00%	12.56%	5/3/2029	5,663	5,338	5,562	0.46
Maxar Technologies Inc.	(8)	S + 7.25%	1.00%	12.56%	5/3/2030	81,800	79,564	81,153	6.74
ViaSat, Inc.	(11)	S + 4.61%	0.50%	9.93%	5/30/2030	49,750	46,440	48,158	4.00
							195,673	183,785	15.26
Wholesale
DFS Holdings Company, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 7.10%	0.75%	12.43%	1/31/2029	1,607	1,540	1,550	0.13
DFS Holdings Company, Inc.	(8)	S + 7.10%	0.75%	12.43%	1/31/2029	21,932	21,381	21,443	1.78
							22,921	22,993	1.91
Total First Lien Debt							2,285,419	2,291,434	190.35%

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation	(9)	S + 7.54%	0.50%	12.87%	3/15/2030	35,000	34,210	30,800	2.56
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	S + 8.36%	1.00%	13.69%	12/30/2028	34,199	33,550	33,759	2.80
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	22,550	22,207	22,099	1.84
Services: Business
DISA Holdings Corp.	(8)	S + 8.50%	0.75%	13.83% (Incl 2.00% PIK)	3/9/2029	14,949	14,572	14,724	1.22
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)	S + 8.50%	0.75%	13.83% (Incl 2.00% PIK)	3/9/2029	2,803	2,735	2,761	0.23
Trace3 Inc.	(8)	S + 7.76%	0.50%	13.09%	10/8/2029	33,750	33,021	33,109	2.75
							50,328	50,594	4.20
Services: Consumer
Midwest Veterinary Partners LLC	(8)	S + 7.60%	0.75%	12.93%	4/26/2029	50,000	50,009	46,990	3.90
Southern Veterinary Partners LLC	(8)	S + 7.85%	1.00%	13.18%	10/5/2028	45,000	44,207	45,000	3.74
							94,216	91,990	7.64
Telecommunications
FirstLight Fiber	(9)	S + 7.61%	0.00%	12.94%	7/23/2026	100	98	98	0.01
Total Second Lien Debt							234,609	229,340	19.05%
Preferred Equity
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Preferred Stock	(8)(9)			13.25% PIK		—	106	106	0.01
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		33	32,519	28,247	2.36
Retail
Xponential Fitness LLC - Series A Preferred Stock	(8)(9)(11)			6.50%	7/27/2031	—	272	224	0.02
Total Preferred Equity							32,897	28,577	2.39
Total Investments - non-controlled/non-affiliated							$2,552,925	$2,549,351	211.79%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						$139,687	$139,687	11.60
Total Cash and Cash Equivalents							139,687	139,687	11.60
Total Portfolio Investments, Cash and Cash Equivalents							$2,692,612	$2,689,038	223.39%

March 31, 2024
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	June 20, 2024	$66,681	CAD 90,212	$9	0.0%
Macquarie	June 20, 2024	$17,972	GBP 14,904	$142	0.0%
				$151	0.0%

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
(4)
Variable rate loans to the portfolio companies are indexed to the London Interbank Offered Rate (“LIBOR” or “LIBO Rate”) (denoted as “L”), Canadian Dollar Offered Rate (“CDOR”) (denoted as “C”), Secured Overnight Financing Rate (“SOFR”) (denoted as “S”), or Prime Rate (“Prime”) (denoted as “P”), and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024.
(5)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2024.
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
(9)
These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's credit facilities (see Note 7), a single investment may be divided into parts that are individually pledged as collateral to our credit facilities.
(10)
The portfolio company is domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different jurisdiction than the domicile of the portfolio company. Foreign countries include Canada (denoted as “CN”), Luxembourg (denoted as “LU”), and the United Kingdom (denoted as “UK”). Portfolio companies domiciled in a foreign country are not “qualifying assets” under Section 55(a) of the 1940 Act.
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, qualifying assets represented approximately 83.2% of total assets as calculated in accordance with regulatory requirements.
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

March 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accession Risk Management	Delayed Draw	11/1/2029	$27,761	$(378)
Ardonagh Midco 3 PLC	Delayed Draw	2/15/2031	4,217	(32)
Azurite Intermediate Holdings, Inc.	Delayed Draw	3/18/2031	59,375	(445)
Azurite Intermediate Holdings, Inc.	Revolver	3/18/2031	9,500	(143)
Beacon Mobility Corp.	Delayed Draw	12/31/2025	247	(6)
Boasso Global	Delayed Draw	10/3/2024	5,213	7
Boasso Global	Revolver	7/1/2026	4,514	(94)
Circor International, Inc.	Revolver	10/18/2029	7,759	(146)
Confluent Holdings LLC	Delayed Draw	3/28/2029	14,394	—
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(22)
Disa Holdings Corp.	Delayed Draw	9/9/2028	12,497	(94)
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(62)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,514	(31)
Foundation Risk Partners	Delayed Draw	10/29/2028	31,950	(277)
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,211	(86)
Galway Borrower LLC	Delayed Draw	9/30/2028	22,203	(107)
Galway Borrower LLC	Revolver	9/30/2028	2,345	(23)
Highgate Hotels, L.P.	Revolver	10/26/2029	12,500	(236)
Hotel Equities Group, LLC	Revolver	1/22/2029	4,175	(81)
K1 Speed Inc.	Delayed Draw	1/2/2029	3,036	(59)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	(23)
Maxar Technologies Inc.	Revolver	5/3/2029	7,125	(56)
Momentive Global	Revolver	5/31/2029	5,714	45
Natural Partners, Inc.	Revolver	11/29/2027	2,813	(54)
Neptune Platform Buyer, LLC	Delayed Draw	1/19/2031	2,030	(15)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	(63)
PetVet Care Centers	Revolver	11/15/2029	6,981	(133)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	33,333	33
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	42,286	(302)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,136	(46)
Total Unfunded Commitments			$353,018	$(2,929)

(13)
Investment was on non-accrual status as of March 31, 2024, meaning that the Company has ceased recognizing interest income on these investments. As of March 31, 2024, debt investments on non-accrual status represented 0.4% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.
(14)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of March 31, 2024, $118,868 was held in FGTXX and had an average one year yield of 5.12%.

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

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation	(9)	S + 7.54%	0.50%	12.89%	3/15/2030	35,000	34,174	29,269	3.12
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	S + 8.36%	1.00%	13.72%	12/30/2028	34,199	33,512	33,626	3.59
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	22,550	22,165	21,282	2.27
Services: Business
DISA Holdings Corp.	(8)	S + 10.00%	0.75%	15.36% (Incl 2.00% PIK)	3/9/2029	14,869	14,477	14,554	1.55
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)	S + 10.00%	0.75%	15.36% (Incl 2.00% PIK)	3/9/2029	2,788	2,717	2,729	0.29
Trace3 Inc.	(8)	L + 7.76%	0.50%	13.17%	10/8/2029	33,750	32,995	33,080	3.53
							50,189	50,363	5.37
Services: Consumer
Midwest Veterinary Partners LLC	(8)	S + 7.60%	0.75%	12.96%	4/26/2029	50,000	50,011	46,886	5.00
Southern Veterinary Partners LLC		S + 7.85%	1.00%	13.21%	10/5/2028	45,000	44,157	44,794	4.78
							94,168	91,680	9.78
Telecommunications
FirstLight Fiber - 2nd Lien Term Loan	(9)	S + 7.61%	0.00%	12.97%	7/23/2026	100	98	98	0.01
Total Second Lien Debt							234,306	226,318	24.14%
Preferred Equity
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Preferred Stock	(8)(9)			13.25% PIK		105	102	102	0.01
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		31,597	31,469	27,600	2.94
Retail
Xponential Fitness LLC - Series A Preferred Stock	(8)(9)(11)			6.50%	7/27/2031	187	275	190	0.02
Total Preferred Equity							31,846	27,892	2.97
Total Investments - non-controlled/non-affiliated							$2,208,817	$2,197,053	234.35%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						$98,606	$98,606	10.52
Total Cash and Cash Equivalents							98,606	98,606	10.52
Total Portfolio Investments, Cash and Cash Equivalents							$2,307,423	$2,295,659	244.87%

December 31, 2023
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	March 20, 2024	$76,165	CAD 101,611	$(663)	(0.01)%
Macquarie	March 20, 2024	$18,870	GBP 14,904	$(134)	(0.0)%
				$(797)	(0.1)%
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
(4)
Variable rate loans to the portfolio companies are indexed to the London Interbank Offered Rate” (“LIBOR”, or “LIBO Rate”) (denoted as “L”), Canadian Dollar Offered Rate (“CDOR”) (denoted as “C”) or Secured Overnight Financing Rate (“SOFR”) (denoted as "S") and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023.
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

(13)
Investment was on non-accrual status as of December 31, 2023, meaning that the Company has ceased recognizing interest income on these investments. As of December 31, 2023, debt investments on non-accrual status represented 0.5% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively
(14)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of December 31, 2023, $69,571 was held in FGTXX and had an average one year yield of 4.94%.
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

On November 24, 2021, the Company entered into an investment advisory agreement (the “Original Advisory Agreement”) with MSD (in its capacity as the Company’s investment adviser, the “Adviser”), under which the Adviser provided certain investment advisory and management services to the Company. Additionally, the Company previously entered into an administrative services agreement (the “Original Administration Agreement”) with MSD (in its capacity as the Company’s administrator, the “Administrator”) under which the Administrator provided certain administrative and other services necessary for the Company to operate.

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

MSD BDC SPV I, LLC (“SPV I”) is a Delaware limited liability company formed on June 14, 2021 and commenced operations on December 21, 2021, the date the first investment transaction closed. MSD BDC SPV II, LLC (“SPV II”) is a Delaware limited liability company formed on January 4, 2023 and commenced operations on March 31, 2023. MSD BDC CLO I, LLC (“CLO I” and together with SPV I, and SPV II, the “SPVs” ) is a Delaware limited liability company formed on August 18, 2023 and commenced operations on November 15, 2023. The SPVs’ investment objectives are the same as the Company’s. The SPVs are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements, in accordance with the Company’s consolidation policy discussed in Note 2 Significant Accounting Policies.

The Company may from time to time conduct a private offering (each a “Private Offering”) of its Shares (i) to “accredited investors,” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons,” as defined in Regulation S under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of the Private Offering, each investor makes a capital commitment (“Capital Commitments”) to purchase Shares pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their Capital Commitments on an as-needed basis each time the Company delivers a notice to investors.

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

Restricted Cash

Restricted cash has consisted of cash collateral that had been pledged to cover obligations of the Company according to its derivative contracts and demand deposits held at Goldman Sachs International, in addition to cash funded to escrow for prefunding deals. Management believes the credit risk related to its demand deposits is minimal.

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
•
Agreed upon valuation recommendations are presented to the audit committee of the Board (the “Audit Committee”) and the Board;
•
At least once annually, the valuation for each investment that constitutes a material portion of the Company’s portfolio and that does not have a readily available market quotation will be reviewed by an independent valuation firm; and
•
The Valuation Designee will provide the Board with the information relating to the fair value determination pursuant to the Company’s valuation policy in connection with each quarterly Board meeting, will comply with the periodic board reporting requirements set forth in the Company’s valuation policy, and will provide the Board with its determination of the fair value of each investment in good faith.

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

Securities and Exchange Commission (“SEC”) Disclosure Update and Simplification

The SEC adopted rule 2a-5 under the 1940 Act (“Rule 2a-5”) providing a framework for fund valuation practices. Rule 2a-5 establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Rule 2a-5 permits (but does not require) boards, subject to board oversight and certain other conditions, to designate certain parties to perform fair value determinations. Rule 2a-5 also defines when market quotations are “readily available” for purposes of the 1940 Act and the threshold for determining whether a fund must determine the fair value of a security. Rule 31a-4 under the 1940 Act (“Rule 31a-4”) provides the recordkeeping requirements associated with fair value determinations. On August 3, 2023, the Board elected to designate the Adviser as the

Company's Valuation Designee, which became effective for the quarter ended September 30, 2023. The Company has adopted certain revisions to its valuation policies and procedures in order to comply with the applicable requirements of Rule 2a-5 and Rule 31a-4.

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

Derivative Instruments

We may invest in derivative instruments, such as foreign currency forward contracts. All derivative instruments as assets or liabilities are recognized at fair value in the consolidated financial statements. Foreign currency forward contracts are not designated as hedging instruments, and as a result, changes in fair value through net change in unrealized appreciation (depreciation) on foreign currency forward contracts are presented in the Consolidated Statements of Operations. Realized gains and losses that occur upon the cash settlement of the foreign currency forward contracts are included in net realized gains (losses) on foreign currency forward contracts on the Consolidated Statements of Operations.

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

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both March 31, 2024 and December 31, 2023. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the three months ended March 31, 2024 and 2023, the Company did not incur any interest or penalties.

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

Distributions

To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its common Shareholders. Distributions to Shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company's earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

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

The Advisory Agreement may be terminated at any time, without the payment of any penalty upon 60 days' written notice, by the vote of a majority of the Board, or by a majority of the holders of our outstanding voting securities, in accordance with the requirements of the 1940 Act, or by the Adviser. Additionally, the Advisory Agreement will automatically terminate in event of an assignment, as defined in the 1940 Act. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years from January 1, 2023 and will remain in effect year to year thereafter if approved annually (i) by a majority of the Board who are not “interested persons” as defined in section 2(a)(19) of the 1940 Act (each an “Independent Director”) and (ii) the Board or the holders of a majority of the Company's outstanding voting securities.

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

Administration Agreement

On November 24, 2021, the Company entered into the Original Administration Agreement with the Administrator. Effective January 1, 2023, the Company entered into the Administration Agreement. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to Shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The terms of the Administration Agreement are substantially similar to the Original Administration Agreement, except that the reimbursements required to be made to the Administrator by the Company will be capped such that the amounts will not exceed an amount of 0.15% of the total gross assets of the Company in any one calendar year. Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities.

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

The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2024 and 2023:

		For the Three Months Ended March 31,
Related Party	Source Agreement & Description	2024	2023
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$4,561	$2,026
Adviser	Advisory Agreement - income based incentive fee	6,120	3,030
Adviser	Advisory Agreement - board of directors' fees	78	77
Adviser	Advisory Agreement - capital gains incentive fee	1,071	—
Administrator	Administration Agreement - administration expense	1,708	548

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$2,285,419	$2,291,434	89.88%	$1,942,665	$1,942,843	88.43%
Second lien debt	234,609	229,340	9.00	234,306	226,318	10.30
Preferred equity	32,897	28,577	1.12	31,846	27,892	1.27
Total investments	$2,552,925	$2,549,351	100.00%	$2,208,817	$2,197,053	100.00%

The industry composition of investments at fair value as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Aerospace & Defense	3.71%	6.06%
Automotive	0.40	0.05
Banking, Finance, Insurance & Real Estate	6.94	4.81
Beverage, Food & Tobacco	0.83	0.97
Capital Equipment	4.81	5.26
Chemicals, Plastics & Rubber	2.45	1.88
Construction & Building	4.82	—
Consumer goods: Durable	3.84	1.80
Consumer goods: Non-durable	2.43	2.79
Containers, Packaging & Glass	1.10	—
Energy: Oil & Gas	2.48	3.50
Healthcare & Pharmaceuticals	5.47	8.87
High Tech Industries	4.33	3.59
Hotel, Gaming & Leisure	11.14	10.14
Media: Advertising, Printing & Publishing	2.64	3.33
Media: Diversified & Production	3.03	3.48
Retail	7.06	7.60
Services: Business	11.72	12.82
Services: Consumer	6.87	7.16
Telecommunications	7.21	8.33
Transportation: Cargo	2.66	2.94
Transportation: Consumer	3.16	3.56
Wholesale	0.90	1.06
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,304,521	$2,306,022	90.46%	191.57%
Canada	62,441	61,152	2.40	5.08
Luxembourg	75,065	71,383	2.80	5.93
United Kingdom	110,898	110,794	4.35	9.20
Total	$2,552,925	$2,549,351	100.00%	211.79%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,016,083	$2,005,820	91.30%	213.95%
Canada	74,803	74,817	3.40	7.98
Luxembourg	70,104	68,145	3.10	7.27
United Kingdom	47,827	48,271	2.20	5.15
Total	$2,208,817	$2,197,053	100.00%	234.35%

As of both March 31, 2024 and December 31, 2023, one investment in the portfolio was on non-accrual status.

As of March 31, 2024, on a fair value basis, approximately 96.9% of our performing debt investments bore interest at a floating rate and approximately 3.1% of our performing debt investments bore interest at a fixed rate.

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

The following tables present the open foreign currency forward contracts as of March 31, 2024 and December 31, 2023:

March 31, 2024
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CAD	June 20, 2024	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 90,212	$66,681	$66,672	$9
GBP	June 20, 2024	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 14,904	17,972	17,830	142
Total					$84,653	$84,502	$151

December 31, 2023
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CAD	March 20, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 101,611	$76,165	$76,828	$(663)
GBP	March 20, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 14,904	18,870	19,004	(134)
Total					$95,034	$95,831	$(797)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the three months ended March 31, 2024 and 2023:

		For the Three Months Ended March 31,
	Statement of Operations Location	2024	2023
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$1,031	$606
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	947	(1,245)
Net realized and unrealized gains on foreign currency forward contracts		$1,978	$(639)

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

The following table presents the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of March 31, 2024 and December 31, 2023:

As of	Counterparty	Gross Derivative Assets in Consolidated Statement of Assets and Liabilities	Gross Derivative Liabilities in Consolidated Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
March 31, 2024	Macquarie	$151	$—	$—	$151

As of	Counterparty	Gross Derivative Assets in Consolidated Statement of Assets and Liabilities	Gross Derivative Liabilities in Consolidated Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2023	Macquarie	$—	$(797)	$—	$(797)
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of March 31, 2024 and December 31, 2023, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$806,187	$1,485,247	$2,291,434
Second lien debt	—	52,997	176,343	229,340
Preferred equity	—	—	28,577	28,577
Cash and cash equivalents	139,687	—	—	139,687
Total Portfolio Investments, Cash and Cash Equivalents	$139,687	$859,184	$1,690,167	$2,689,038
Percentage of total	5.19%	31.95%	62.85%	100.00%
Foreign currency forward contracts	$—	$151	$—	$151

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$742,678	$1,200,165	$1,942,843
Second lien debt	—	95,443	130,875	226,318
Preferred equity	—	—	27,892	27,892
Cash and cash equivalents	98,606	—	—	98,606
Total Portfolio Investments, Cash and Cash Equivalents	$98,606	$838,121	$1,358,932	$2,295,659
Percentage of total	4.30%	36.51%	59.20%	100.00%
Foreign currency forward contracts	$—	$(797)	$—	$(797)

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024:

	For the Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$1,200,165	$130,876	$27,892	$1,358,933
Purchase of investments (including PIK)	381,680	94	1,054	382,828
Proceeds from principal repayments and sales of investments	(104,610)	—	—	(104,610)
Amortization of premium/accretion of discount, net	2,345	130	(3)	2,472
Net realized gain (loss) on investments	2,955	—	—	2,955
Net change in unrealized appreciation (depreciation) on investments	2,712	449	(366)	2,795
Transfers to Level 3 (1)	—	44,794	—	44,794
Fair value, end of period	$1,485,247	$176,343	$28,577	$1,690,167
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2024	$3,472	$449	$(366)	$3,555

(1)
Transfers are done at the value of the investment at the beginning of the period. For the three months ended March 31, 2024, one investment was transferred from Level 2 to Level 3, as valuation coverage decreased to less than two independent pricing services. For the three months ended March 31, 2024, there were no investments transferred from Level 3 to Level 2, as valuation coverage on level 3 investments did not increase to more than one independent pricing service.

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2023.

	For the Three Months Ended March 31, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$494,159	$195,687	$22,267	$712,113
Purchase of investments (including PIK)	212,848	—	1,443	214,291
Proceeds from principal repayments and sales of investments	(34,411)	—	(214)	(34,625)
Amortization of premium/accretion of discount, net	823	97	(3)	917
Net realized gain (loss) on investments	(683)	—	(1)	(684)
Net change in unrealized appreciation (depreciation) on investments	3,095	143	(336)	2,902
Transfers out of Level 3 (1)	(40,185)	(68,250)	—	(108,435)
Transfers to Level 3 (2)	—	—	—	—
Fair value, end of period	$635,646	$127,677	$23,156	$786,479
Net change in unrealized depreciation on non-controlled/non-affiliated company investments still held at March 31, 2023	2,248	143	(336)	2,055
(1)
Transfers are done at the value of the investment at the beginning of the period. For the three months ended March 31, 2023, four investments were transferred from Level 3 to Level 2, as valuation coverage was increased to two or more independent pricing service.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$1,243,041	Market Yield Analysis	Market Yield Discount Rates	8.83%	25.00%	11.97%
	237,210	Recent Transaction	Transaction Price	97.00	99.02	98.07
	1,480,251
Second lien debt	131,343	Market Yield Analysis	Market Yield Discount Rates	12.37%	14.09%	13.62%
	131,343
Preferred equity	28,573	Market Yield Analysis	Market Yield Discount Rates	9.43%	20.17%	17.39%
		Black-Scholes	Volatility	37.88%	37.88%	37.88%
Total	$1,640,167

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$1,126,991	Market Yield Analysis	Market Yield Discount Rates	9.31%	25.00%	12.11%
	73,174	Recent Transaction	Transaction Price	98.00	98.58	98.07
	1,200,165
Second lien debt	130,876	Market Yield Analysis	Market Yield Discount Rates	12.01%	14.97%	13.40%
	130,876
Preferred equity	27,892	Market Yield Analysis	Market Yield Discount Rates	9.42%	19.78%	17.01%
		Black-Scholes	Volatility	34.90%	34.90%	34.90%
Total	$1,358,933

(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of March 31, 2024 and December 31, 2023, the Company had investments of this nature measured at fair value totaling $50.0 million and zero, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s credit facilities and loan repurchase obligations, which would be categorized as Level 3 within the fair value hierarchy, as of both March 31, 2024 and December 31, 2023, respectively, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates.

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

The Company’s outstanding debt obligations as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$485,000	$449,000	$445,976	$36,000	12/21/2026
SPV II facility	495,000	424,000	418,141	71,000	8/15/2028
Collateralized loan obligations	390,000	390,000	386,469	—	11/15/2035
Subscription facility	200,000	100,000	99,495	100,000	12/18/2024
Loan repurchase obligations	158,331	158,331	158,331	—	Various (3)
Total	$1,728,331	$1,521,331	$1,508,412	$207,000

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$485,000	$378,000	$374,700	$107,000	12/21/2026
SPV II facility	445,000	295,000	289,349	150,000	8/15/2028
Collateralized loan obligations	390,000	390,000	386,393	—	11/15/2035
Subscription facility	200,000	35,000	34,319	165,000	12/18/2024
Loan repurchase obligations	50,025	50,025	50,025	—	Various (3)
Total	$1,570,025	$1,148,025	$1,134,786	$422,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)
The unused portion is the amount upon which commitment fees are based, if any.
(3)
Loan repurchase obligations entered into with Macquarie have a term of 90 days, with an option for repayment as early as 45 days. As of March 31, 2024, the remaining contractual maturities were between 63-77 days. As of December 31, 2023, the remaining contractual maturities were between 32-43 days.

The components of interest expense for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31,
	2024	2023
Stated interest expense	$27,477	$10,938
Unused/undrawn fees	214	31
Administration fees	306	295
Amortization of deferred financing costs	835	401
Total interest expense	$28,832	$11,665
Average borrowings	$1,353,025	$634,462

Weighted average interest rate (1)	8.28%	7.10%
Amortization of financing costs	0.25%	0.25%
Total borrowing costs	8.53%	7.35%
(1)
Calculated as the amount of the sum of stated interest expense, unused/undrawn fees, and administration fees all divided by the average borrowings during the reporting period. This number represents an annualized amount.

Description of the Company's Credit Facilities and Loan Repurchase Obligations

SPV I Facility

On December 21, 2021, SPV I, the Company’s wholly-owned subsidiary, entered into the Loan Financing and Servicing Agreement (as amended from time to time,"LFSA") with Deutsche Bank AG, New York Branch (“DB”) (the “SPV I Facility”). DB serves as facility agent, U.S. Bank National Association serves as collateral agent and collateral custodian and the Company serves as servicer under the SPV I Facility.

As of the amendment on November 21, 2022, advances under the SPV I Facility bear interest at a per annum rate equal to the three-month SOFR in effect, plus the applicable margin of 2.41% per annum, inclusive of a credit spread adjustment (“CSA”) of 0.26%, with a SOFR floor of 0.25%. SPV I pays a commitment fee of 0.25% per annum (or 0.50% per annum if borrowings are less than 75% of the commitment amount) on the average daily unused amount of the financing commitments until the third anniversary of the SPV I Facility. Additionally, SPV I pays DB an administrative agent fee 0.25% of the total commitment amount for serving as facility agent.

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

As of both March 31, 2024 and December 31, 2023, respectively, the Company was in compliance with all covenants associated with the SPV I Facility.

SPV II Facility

On August 15, 2023, SPV II entered into a Loan and Security Agreement (together with the exhibits and schedules thereto, and as amended from time to time, the “Loan and Security Agreement”) with Citizens Bank N.A as lender and administrative agent, the Company as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (the “SPV II Facility”).

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

In connection with the September 8, 2023 amendment, the maximum commitment amount of the SPV II Facility increased from $370 million to $445 million. Subsequently, in connection with the March 21, 2024 amendment, the maximum commitment amount of the SPV II Facility increased from $445 million to $495 million. Proceeds from borrowings under the SPV II Facility may be used to fund portfolio investments by SPV II. The period during which SPV II may make borrowings under the SPV II Facility expires on August 15, 2026 and the SPV II Facility is scheduled to mature on August 15, 2028.

As of both March 31, 2024 and December 31, 2023, respectively, the Company was in compliance with all covenants associated with the SPV II Facility.

Subscription Facility

On December 21, 2021, the Company entered into a senior secured revolving credit facility with Bank of America, N.A. (“BAML”) (as amended from time to time the “Subscription Facility”). BAML serves as administrative agent and lender.

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

As of the amendment on December 21, 2023, advances under the Subscription Facility bear interest at a per annum rate equal to the daily SOFR rate in effect, plus the applicable margin of 2.50% per annum. The Company pays a commitment fee of 0.35% per annum on the average daily unused amount of the financing commitments.

Prior to the amendment on December 31, 2023, advances under the Subscription Facility bore interest at a per annum rate equal to the daily Bloomberg Short-Term Bank Yield Index (“BSBY”) rate in effect, plus the applicable margin of 2.00% per annum. The Company pays a commitment fee of 0.25% per annum on the average daily unused amount of the financing commitments.

As of both March 31, 2024 and December 31, 2023, respectively, the Company was in compliance with all covenants associated with the Subscription Facility.

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

As of March 31, 2024, the Company had outstanding Repurchase Obligations of $158.3 million associated with repurchase agreements that were entered into on March 4, March 8, and March 18. Such Repurchase Obligations are collateralized by a portion of the Company’s term loan holdings in Cook & Boardman Group, Alteryx, Inc., and Beacon Mobility Corp. Interest under these Repurchase Obligations is calculated at the inception of each repurchase agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 3.50%. As of March 31, 2024, the remaining contractual maturities of the repurchase agreements were between 63-77 days.

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

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of March 31, 2024 and December 31, 2023, the Company’s unfunded commitments consisted of the following:

March 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accession Risk Management	Delayed Draw	11/1/2029	$27,761	$(378)
Ardonagh Midco 3 PLC	Delayed Draw	2/15/2031	4,217	(32)
Azurite Intermediate Holdings, Inc.	Delayed Draw	3/18/2031	59,375	(445)
Azurite Intermediate Holdings, Inc.	Revolver	3/18/2031	9,500	(143)
Beacon Mobility Corp.	Delayed Draw	12/31/2025	247	(6)
Boasso Global	Delayed Draw	10/3/2024	5,213	7
Boasso Global	Revolver	7/1/2026	4,514	(94)
Circor International, Inc.	Revolver	10/18/2029	7,759	(146)
Confluent Holdings LLC	Delayed Draw	3/28/2029	14,394	—
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(22)
Disa Holdings Corp.	Delayed Draw	9/9/2028	12,497	(94)
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(62)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,514	(31)
Foundation Risk Partners	Delayed Draw	10/29/2028	31,950	(277)
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,211	(86)
Galway Borrower LLC	Delayed Draw	9/30/2028	22,203	(107)
Galway Borrower LLC	Revolver	9/30/2028	2,345	(23)
Highgate Hotels, L.P.	Revolver	10/26/2029	12,500	(236)
Hotel Equities Group, LLC	Revolver	1/22/2029	4,175	(81)
K1 Speed Inc.	Delayed Draw	1/2/2029	3,036	(59)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	(23)
Maxar Technologies Inc.	Revolver	5/3/2029	7,125	(56)
Momentive Global	Revolver	5/31/2029	5,714	45
Natural Partners, Inc.	Revolver	11/29/2027	2,813	(54)
Neptune Platform Buyer, LLC	Delayed Draw	1/19/2031	2,030	(15)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	(63)
PetVet Care Centers	Revolver	11/15/2029	6,981	(133)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	33,333	33
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	42,286	(302)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,136	(46)
Total Unfunded Commitments			$353,018	$(2,929)

December 31, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accession Risk Management	Delayed Draw	11/1/2029	$40,719	$(578)
Beacon Mobility Corp.	Delayed Draw	12/31/2025	592	(15)
Boasso Global	Delayed Draw	10/3/2024	1,750	(19)
Boasso Global	Revolver	7/1/2026	6,250	(161)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(152)
Circor International, Inc.	Revolver	10/18/2029	7,759	(165)
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(30)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,514	(34)
Foundation Risk Partners	Delayed Draw	10/29/2028	45,000	(435)
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,211	(164)
Highgate Hotels, L.P.	Revolver	10/26/2029	12,500	(247)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	(10)
Maxar Technologies Inc.	Revolver	5/3/2029	8,587	(233)
Momentive Global	Revolver	5/31/2029	5,714	(69)
Natural Partners, Inc.	Revolver	11/29/2027	2,813	(39)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	(68)
PetVet Care Centers	Revolver	11/15/2029	6,981	(138)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	33,333	—
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	1,165	(4)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,136	(34)
Wood Mackenzie, Inc.	Revolver	2/1/2028	2,963	(29)
Total Unfunded Commitments			$207,625	$(2,624)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both March 31, 2024 and December 31, 2023, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

The Company has the authority to issue up to 100 million shares. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of March 31, 2024, the Company had received Capital Commitments totaling $1.9 billion ($837.0 million remaining undrawn).

The following table summarizes the total shares issued and aggregate offering proceeds related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements as of March 31, 2024:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
March 8, 2023	2,601,909	$60,000
April 21, 2023	4,446,421	$100,000
August 8, 2023	3,225,807	$75,000
December 29, 2023	4,310,345	$100,000
March 27, 2024	9,449,812	$225,000
Total	44,322,267	$1,049,988

Distributions

The Company declared the following distributions for the three months ended March 31, 2024 and 2023:

			Regular	Special	Per Share
Date Declared	Record Date	Payment Date	Distribution	Distribution	Amount	Total Amount
For Calendar Year 2024
March 6, 2024	March 15, 2024	March 28, 2024	$0.65	$—	$0.65	$26,182
					$0.65	$26,182
For Calendar Year 2023
March 13, 2023	March 29, 2023	April 17, 2023	$0.65	$—	$0.65	$16,073
					$0.65	$16,073

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

The following table summarizes the DRP Shares issued to shareholders who have “opted in” to the DRP as of March 31, 2024 and the value of such Shares as of the payment dates:

Payment Date	DRP Shares Value	DRP Shares Issued
April 15, 2022	$7,200	286,055
July 15, 2022	$9,321	373,593
October 17, 2022	$8,646	377,076
December 30, 2022	$18,056	801,437
April 17, 2023	$13,892	637,800
June 28, 2023	$16,789	754,571
September 28, 2023	$18,945	828,460
December 28, 2023	$31,456	1,347,765
March 28, 2024	$20,039	861,529
	$144,344	6,268,286

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Net increase in net assets resulting from operations	$47,308	$24,387
Weighted average shares outstanding	40,830,247	22,812,352
Earnings per share	$1.16	$1.07

Note 11. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Per Share Data:
Net assets, beginning of period	$23.26	$21.78
Net investment income (1)	0.82	0.76
Net realized gain (loss) (1)	0.11	(0.03)
Net change in unrealized appreciation (depreciation) (2)	0.25	0.39
Net increase in net assets resulting from operations	1.18	1.12
Distributions declared from net investment income (3)	(0.65)	(0.65)
Issuance of shares in connection with our DRP program	(0.01)	—
Total increase (decrease) in net assets	0.52	0.47
Net assets, end of period	$23.78	$22.25
Shares outstanding, end of period	50,590,553	24,728,043
Total return based on NAV (4)	5.09%	5.21%
Ratios:
Expenses to average net assets (5)	15.94%	13.83%
Net investment income to average net assets (5)	12.12%	13.14%
Portfolio turnover rate (6)	6.74%	3.44%
Supplemental Data:
Net assets, end of period	$1,203,730	$550,161
Total capital commitments, end of period	$1,886,973	$1,052,651
Ratios of total contributed capital to total committed capital, end of period	55.64%	52.25%
Average debt outstanding	$1,353,025	$634,462
Asset coverage ratio (7)	179.1%	180.3%
(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the three months ended March 31, 2024 and 2023, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of May 10, 2024, the date that the consolidated financial statements were issued. There have been no subsequent events, except as disclosed below, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2024.

Subsequent to March 31, 2024, the Company invested in the senior secured loans of Aviation Institute of Maintenance, and USA Debusk, LLC.

Subsequent to March 31, 2024, the Company received the entirety of the $98.2 million Subscription Receivable balance.

On April 8, 2024, SPV I entered into Amendment No. 4 to the Loan Financing and Servicing Agreement ("LFSA") with the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, DB as facility agent, U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian (the “Amendment”). The Amendment, among other things; (i) increases the Facility Amount (as defined in the LFSA) from $485,000,000 to $550,000,000, (ii) extends the period during which the SPV I Facility may make borrowings under the facility from December 31, 2024 to April 8, 2027 and (iii) extends the scheduled maturity date from December 31, 2026 to April 8, 2029.

On April 18, 2024, MSD BDC SPV II, LLC, a wholly-owned subsidiary of MSD Investment Corp. (the “Company”), entered into Amendment No. 3 to the Loan and Security Agreement (together with the exhibits and schedules thereto, the “Amendment”) with Citizens Bank, N.A. as a required lender, a lender, and administrative agent, the Company as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian, which amended the Loan and Security Agreement, dated as of August 15, 2023 (the “LSA”). The Amendment, among other things, increases the Facility Amount (as defined in the LSA) from $495,000,000 to $595,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this management's discussion and analysis of financial condition and results of operations relates to MSD Investment Corp., including its wholly-owned subsidiaries (collectively, "we", "us", "our" or the "Company"). The terms “Adviser” and “MSD” refer to MSD Partners, L.P., a Delaware limited partnership, in its capacity as our investment adviser, and the term “Administrator” refers to MSD Partners, L.P., a Delaware limited partnership, in its capacity as our administrator. The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” The discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those risks set forth in section entitled “Part I Item 1A Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 25, 2024.

Overview

We were established as a Delaware limited liability company on February 18, 2021, and converted to MSD Investment, LLC, a Maryland limited liability company, on October 22, 2021. On December 1, 2021, the Company entered into purchase agreements with three affiliated entities (MSD Credit Opportunities Fund, L.P., MSD Credit Opportunities Master Fund, L.P., and SOF Investments II, L.P. (collectively, the “Funds”)) pursuant to which the Company agreed to acquire the initial portfolio of investments (the “Initial Portfolio”) for an aggregate cash purchase price equal to the fair value of such assets, plus accrued but unpaid interest as of the closing date, less any principal payments received between signing of the purchase agreements and the closing of the transactions contemplated thereby. The closing of the purchase of the Initial Portfolio by the Company occurred on December 21, 2021. As consideration for the Initial Portfolio, the Company paid an aggregate purchase price of $656.5 million. On December 28, 2021, the Company filed Articles of Conversion (and related Articles of Incorporation) with the Maryland Department of Assessments and Taxation in order to convert to a Maryland corporation (the “Corporate Conversion”). In accordance with the Articles of Conversion and Maryland law, the Corporate Conversion became effective as of 12:01 a.m. on January 1, 2022 and, as result of the Corporate Conversion, each share representing a portion of the membership interests of the Company prior to the effective time of the Corporate Conversion was automatically converted into one share of common stock, par value $0.001 per share (the “Shares”), of the Company. In connection with the Corporate Conversion the Company changed its name from “MSD Investment, LLC” to “MSD Investment Corp.” On December 29, 2021, the Company filed a Form N-54A to elect to be regulated as a business development company (”BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

We have elected, and intend to qualify annually, to be treated as a regulated investment company (”RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of March 31, 2024 and December 31, 2023 and (ii) for the three months ended March 31, 2024 and 2023:

	As of
	March 31, 2024	December 31, 2023
Total assets	$2,817,312	$2,316,063
Investments in portfolio companies, at fair value	$2,549,352	$2,197,053
Borrowings	$1,521,331	$1,148,025
Net assets	$1,203,730	$937,586
Net asset value per common share	$23.78	$23.26
Leverage ratio (borrowings / total assets)	54.0%	49.6%

	For the Three Months Ended March 31,
	2024	2023
Average net assets	$1,070,658	$516,003
Average borrowings	$1,353,025	$634,462
Cost of investments purchased	$491,415	$230,754
Sales of investments	$11,819	$19,687
Principal repayments	$148,199	$17,661
Net investment income	$33,612	$17,263
Net realized gains (losses)	$4,546	$(742)
Net change in unrealized appreciation (depreciation)	$9,150	$7,866
Net increase (decrease) in net assets resulting from operations	$47,308	$24,387
Net investment income per share - basic and diluted	$0.82	$0.76
Earnings per share - basic and diluted	$1.16	$1.07

Portfolio and Investment Activity for the Three Months Ended March 31, 2024 and 2023

The following table presents our portfolio company activity for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Portfolio companies at beginning of period	61	41
Number of added portfolio companies	11	7
Number of exited portfolio companies	(5)	(2)
Portfolio companies at period end	67	46

Number of debt investments period end	107	61
Number of preferred equity investments at period end	3	2

The following tables present a roll-forward of all investment purchase, sale and repayment activity and changes in fair value within our investment portfolio for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$1,942,841	$226,320	$27,892	$2,197,053
Purchase of investments	491,416	—	—	491,416
Proceeds from principal repayments and sales of investments	(160,017)	—	—	(160,017)
Other changes in fair value (1)	17,194	3,020	685	20,899
Fair value, end of period	$2,291,434	$229,340	$28,577	$2,549,351

	Three Months Ended March 31, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$748,545	$210,926	$22,267	$981,738
Purchase of investments	230,253	—	501	230,754
Proceeds from principal repayments and sales of investments	(37,134)	—	(214)	(37,348)
Other changes in fair value (1)	9,639	1,850	602	12,091
Fair value, end of period	$951,303	$212,776	$23,156	$1,187,235
(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

The following table presents selected information regarding our investment portfolio as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024		December 31, 2023
Investments:
Number of portfolio companies	67		61
Number of investments	110		93
Average investment at fair value	$23,176		$23,624
Average cost of debt investments as a percentage of par (1)	97.60%		97.18%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.44%		0.51%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.08%		0.11%
Number of debt investments on non-accrual status	1		1
Weighted Average EBITDA (mm) (2)	245.1		245.3
Median EBITDA (mm) (2)	174.8		187.2
Weighted average net debt through tranche (2)	4.3x		4.1x
Weighted average interest rate coverage (2)	2.4x		3.1x
Percentage of sponsored investments	82.24%		83.65%

Floating interest rate debt investments:
Percent of debt portfolio (3)	96.9%		96.3%
Weighted average interest rate floors	0.77%		0.73%
Weighted average coupon spread to base interest rate	619	bps	626	bps
Weighted average effective yield on floating rate debt investments at amortized cost (4)	12.34%		12.85%

Fixed interest debt investments: (5)
Percent of debt portfolio (3)	3.1%		3.7%
Weighted average coupon rate	8.91%		8.94%
Weighted average effective yield on fixed rate debt investments at amortized cost (4)	9.79%		9.89%

Other metrics:
Weighted average years to maturity on debt investments	4.18	years	4.12	years
Weighted average effective yield on the portfolio at amortized cost (4) (5)	12.26%		12.74%

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
(5)
Calculations exclude non-performing debt investments.

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of:

	March 31, 2024		December 31, 2023
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$12,853	0.5%	$12,853	0.6%
2024	$8,139	0.3	43,560	1.9
2025	$129,969	5.0	196,430	8.8
2026	$641,554	24.9	570,903	25.5
2027	$157,158	6.1	114,536	5.1
2028	$491,677	19.1	491,877	22.0
2029	$510,843	19.8	361,356	16.1
2030	$545,982	21.1	448,518	20.0
2031	$83,878	3.2	—	—
	$2,582,053	100.0%	$2,240,033	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024			As of December 31, 2023
Risk Rating	Fair Value	% of Portfolio	# of Investments	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—	$—	0.0%	—
2	119,560	4.7	4	70,386	3.2	2
3	2,427,845	95.2	105	2,123,142	96.7	89
4	—	0.0	—	1,096	0.0	1
5	1,946	0.1	1	2,429	0.1	1
	$2,549,351	100.0%	110	$2,197,053	100.0%	93

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

Operating results for the three months ended March 31, 2024 and 2023 are presented below:

	For the Three Months Ended March 31,
	2024	2023
Total investment income	$76,983	$35,118
Total expenses	43,371	17,855
Net investment income	33,612	17,263
Net realized gain (loss)	4,546	(742)
Net change in unrealized appreciation (depreciation)	9,150	7,866
Net increase (decrease) in net assets resulting from operations	$47,308	$24,387

Investment Income

Investment income consisted of the following components for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Interest income on debt securities
Cash interest	$65,109	$29,640
PIK interest	3,258	2,228
Net accretion/amortization of discounts/premiums	4,774	1,876
Total interest on debt securities	73,141	33,744
Dividend Income	26	—
PIK dividend	1,053	931
Total interest and dividend income	74,220	34,675
Other income	2,763	443
Total investment income	$76,983	$35,118
Average investments at cost (1)	$2,380,871	$1,129,258
Income return (2)	3.12%	3.07%

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

The table below shows a breakdown of our operating expenses for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Fixed Operating Expenses
Professional fees (1)	$443	$204
Board of directors' fees	78	77
General and other expenses	100	45
Organization and offering costs (2)	25	18
Total fixed operating expenses	646	344

Variable operating expenses:
Interest expense (3)	28,832	11,665
Management fees	4,561	2,026
Administrative expense (4)	1,946	677
Custody expense	179	61
Transfer agency fees	16	52
Total variable operating expenses	35,534	14,481

Performance-dependent expenses:
Income based incentive fee	6,120	3,030
Capital gains incentive fee	1,071	—
Total performance-dependent expenses	7,191	3,030

Total expenses	$43,371	$17,855
(1)
Professional fees include the expenses for third-party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the three months ended March 31, 2024 and 2023 is described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the three months ended March 31, 2024 and 2023, our net realized gains (losses) were $4.5 million and ($0.7) million, respectively, and our net change in unrealized appreciation (depreciation) were $9.2 million and $7.9 million, respectively.

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

Under procedures established by the Board, the Company intends to value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 p.m. Eastern Time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the bid price as reported by an independent, third-party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value. Such determination of fair values may involve subjective judgments and estimates. The Company will also engage independent valuation providers to assist in the valuation of each investment that constitutes a material portion of the Company’s portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, the Valuation Designee, with the input of independent valuation advisers and the Audit Committee, will determine fair value. Elements that could be used to determine the fair value of an investment include, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. The types of factors that may be considered in determining the fair values of investments include, but are not limited to, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings. The Company may appoint additional or different independent valuation firms in the future.

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
•
Agreed upon valuation recommendations are presented to the Audit Committee and the Board;
•
At least once annually, the valuation for each investment that constitutes a material portion of the Company's portfolio and that does not have readily available market quotation will be reviewed by an independent valuation firm; and
•
The Valuation Designee will provide the Board with the information relating to the fair value determination pursuant to the Company’s valuation policy in connection with each quarterly Board meeting, will comply with the periodic board reporting requirements set forth in the Company’s valuation policy, and will provide the Board with its determination of the fair value of each investment in good faith.

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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of March 31, 2024 and December 31, 2023, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Fair value of level 3 investments at the end of the period	$1,690,167	$786,479
Fair value assuming a 5% increase in value	1,774,675	825,803

Increase in unrealized appreciation	84,508	39,324
(Increase) in management fees	(158)	(74)
(Increase) in capital gains incentive fees (1)	(12,676)	(5,899)
Increase in net assets resulting from operations	$71,674	$33,351

Weighted average shares outstanding	40,830,246	22,812,353
Shares outstanding at the end of the period	50,590,552	24,728,043

Increase in earnings per share	$1.76	$1.46
Increase in net assets per share	$1.42	$1.35
(1)
Increase in capital gains incentive fee is calculated as 15% of the increase in unrealized appreciation.

Determination of Net Asset Value

The Valuation Designee will determine the net asset value (“NAV”) of the Shares at least quarterly. The NAV per share is equal to the value of the Company’s total assets minus its liabilities and the liquidation value of any preferred shares outstanding divided by the total number of shares outstanding. Additionally, in connection with each offering of shares, to the extent the Company does not have Shareholder approval to sell below NAV, the Valuation Designee or an authorized committee thereof will be required to make a good faith determination that the Company is not selling shares at a price below the then current NAV of the shares at the time at which the sale is made.

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

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of March 31, 2024 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated (Note.5 Derivative Instruments). However, no assurance can be given that such hedging transactions will be effective.

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

Liquidity

The tables below present a summary of our liquidity position as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$139,687	$98,606
Unused borrowing capacity	207,000	422,000
Principal receivable	9,259	—
Unfunded investment commitments (1)	(353,018)	(207,625)
Undrawn capital commitments	836,985	619,690
Other net working capital (2)	13,599	(224,415)
	$853,512	$708,256
(1)
For a comprehensive list of our unfunded investment commitments, see the footnotes to our consolidated schedule of investments included in our accompanying consolidated financial statements.
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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I facility	$449,000	$—	$449,000	$—	$—
SPV II facility	424,000	—	—	424,000	—
Collateralized loan obligations	390,000	—	—	—	390,000
Subscription facility	100,000	100,000	—	—	—
Loan repurchase obligations	158,331	158,331	—	—	—
Total Contractual Obligations	$1,521,331	$258,331	$449,000	$424,000	$390,000

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of March 31, 2024, 96.9% of our debt investments (95.8% of our total investments), or $2.44 billion measured at fair value, are subject to floating interest rates. Additionally, all of our Credit Facilities are also subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for Income-Based Fee as described in Note 3. Agreements and Related Party Transactions.

Since March 2022, the Federal Reserve has been rapidly raising interest rates. Although the Federal Reserve left its benchmark rates steady in the first quarter of 2024, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. However, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could propel the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2024. Interest expense is calculated based on the terms of the Financing Facilities, using the outstanding balances as of March 31, 2024. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$74,587	$(34,487)	$40,100
Up 200 basis points	49,733	(23,006)	26,727
Up 100 basis points	24,880	(11,526)	13,354
Down 100 basis points	(24,820)	11,434	(13,386)
Down 200 basis points	(49,669)	22,915	(26,754)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 25, 2024 (See “Part I Item 1A. Risk Factors”), which is accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
Item 7.01. Regulation FD Disclosure.

On May 8, 2024, the board of directors of the Company declared a regular distribution to common stockholders in the amount of $0.65 per share and a special distribution to common stockholders in the amount of $0.08 per share. The distributions will be payable on June 27, 2024 to common stockholders of record as of June 14, 2024.
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

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation effective as of January 1, 2022 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
3.2	Amended and Restated By Laws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 10 (File No. 000-56375) filed on March 3, 2022)
3.3	Articles Supplementary for 12.0% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2023)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 25, 2024)
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

10.5	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
10.6	Custody Agreement between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 filed on February 8, 2022)
10.7	First Amendment to the Custody Agreement between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 23, 2023)
10.8

Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.9

Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.10

Amendment No.1 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on March 23, 2023)

10.11

Amendment No. 2 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 23, 2023)

10.12

Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form 10 filed on February 8, 2022)

10.13

First Amendment to the Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 25, 2024)

10.14

Loan and Security Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2023)

10.15

Amendment No. 1 to Loan and Security Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 9, 2023)

10.16

Indenture, dated as of November 15, 2023, by and between MSD BDC CLO I, LLC and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 25, 2024)

10.17

Collateral Management Agreement, dated November 15, 2023, by and between MSD BDC CLO I, LLC and MSD Partners, L.P. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 25, 2024)

10.18

Master Transfer Agreement, dated as of November 15, 2023, by and between MSD Investment Corp., as seller, and MSD BDC CLO I, LLC, as purchaser (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 25, 2024)

10.19

Amendment No. 2 to the Loan and Security Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian*

10.20

Amendment No. 4 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC, as borrower, the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, Deutsche Bank AG, New York Branch as facility agent, U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian*

10.21

Amendment No. 3 to the Loan and Security Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian*

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

MSD Investment Corp.

Date:	May 10, 2024	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	May 10, 2024	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer