Form 10-Q
period 2024-06-30
MSD Investment Corp.
filed 2024-08-14
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 14, 2024 was 72,367,345.

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
•
interest rate volatility and a high interest rate environment could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
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

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$3,456,579	$2,197,053
Cash and cash equivalents	102,611	98,606
Interest and dividends receivable	30,323	19,276
Principal receivable	46,346	—
Prepaid expenses and other assets	107	1,128
Total assets	$3,635,966	$2,316,063

LIABILITIES
SPV I facility	$550,000	$378,000
SPV II facility	595,000	295,000
Collateralized loan obligations	390,000	390,000
Subscription facility	200,000	35,000
Loan repurchase obligations	128,625	50,025
Deferred financing costs net of accumulated amortization	(17,335)	(13,239)
Total debt, net of financing costs	1,846,290	1,134,786
Payable for investments purchased	110,971	214,584
Interest payable	22,751	17,800
Income based incentive fee payable	7,565	5,123
Management fees payable	5,534	3,784
Capital gains incentive fee payable	2,327	—
Accrued expenses and other liabilities	1,437	608
Accrued professional fees	1,056	432
Due to affiliates	1,373	449
Financing costs payable	1,944	114
Unrealized depreciation on forward contracts	247	797
Total liabilities	$2,001,495	$1,378,477
Commitments and contingencies (Note 8)
NET ASSETS
Preferred Stock, par value $0.001 (250 shares authorized and outstanding) (2)	$—	$—
Paid-in capital in excess of par value of Preferred Stock	750	750
Common stock, par value $0.001 (100,000,000 shares authorized, 68,204,148 and 40,279,212 shares issued and outstanding, respectively)	68	40
Paid-in capital in excess of par value	1,626,804	952,139
Distributable earnings (accumulated losses)	6,849	(15,343)
Total net assets	$1,634,471	$937,586
Net asset value per common share	$23.95	$23.26

(1)
Non-controlled/non-affiliated investments at amortized cost $3,459,687 and $2,208,817 as of June 30, 2024 and December 31, 2023, respectively.
(2)
Preferred Stock par value as of both June 30, 2024 and December 31, 2023 is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$81,054	$37,906	$150,937	$69,422
Dividend Income	552	—	578	—
Payment-in-kind interest income	3,631	4,941	6,889	7,169
Payment-in-kind dividend income	1,068	972	2,121	1,903
Other income	5,325	2,214	8,088	2,657
Total investment income	91,630	46,033	168,613	81,151
Expenses:
Interest expense	33,571	13,737	62,403	25,402
Income based incentive fee	7,566	4,255	13,686	7,285
Management fees	5,534	2,604	10,095	4,630
Administration expense	1,011	647	2,957	1,324
Capital gains incentive fee	1,256	—	2,327	—
Professional fees	638	382	1,081	586
Custody expense	227	96	406	157
General and other expenses	102	99	202	144
Board of directors’ fee	77	78	155	155
Organization and offering costs	19	1	44	19
Transfer agency fees	16	23	32	75
Total expenses	50,017	21,922	93,388	39,777
Net investment income (loss)	41,613	24,111	75,225	41,374

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	6,634	243	10,260	(885)
Foreign currency forward contracts	977	(4,239)	2,008	(3,633)
Foreign currency transactions	188	77	77	(143)
Net realized gain (loss)	7,799	(3,919)	12,345	(4,661)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	466	15,492	8,656	24,606
Foreign currency forward contracts	(397)	1,962	550	717
Foreign currency transactions	509	(3)	522	(6)
Net change in unrealized appreciation (depreciation)	578	17,451	9,728	25,317
Net realized and unrealized gain (loss)	8,377	13,532	22,073	20,656
Net increase (decrease) in net assets resulting from operations	$49,990	$37,643	$97,298	$62,030

Preferred Stock Dividends	(22)	—	(45)	—
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$49,968	$37,643	$97,253	$62,030

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.75	$0.84	$1.57	$1.60
Earnings per share (basic and diluted)	$0.90	$1.31	$2.03	$2.41
Distributions declared per common share	$0.73	$0.65	$1.38	$1.30
Weighted average shares outstanding (basic and diluted)	55,270,116	28,704,071	48,036,300	25,780,058

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2023 (1)	250	$—	40,279,212	$40	$952,889	$(15,343)	$937,586
Operations:
Net investment income	—	—	—	—	—	33,612	33,612
Net realized gain (loss)	—	—	—	—	—	4,546	4,546
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	9,150	9,150
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	47,308	47,308
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(26,205)	(26,205)
Net increase (decrease) in net assets resulting from shareholder distributions			—	—	—	(26,205)	(26,205)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	861,529	1	20,040	—	20,041
Issuance of preferred shares		—	—	—	—	—	—
Issuance of common shares	—	—	9,449,812	10	224,990	—	225,000
Net increase (decrease) for the period	—	—	10,311,341	11	245,030	21,103	266,144
Balance, March 31, 2024 (1)	250	$—	50,590,553	$51	$1,197,919	$5,760	$1,203,730
Operations:
Net investment income	—	—	—	—	—	41,613	41,613
Net realized gain (loss)	—	—	—	—	—	7,799	7,799
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	578	578
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	49,990	49,990
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(48,901)	(48,901)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(48,901)	(48,901)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	1,246,983	1	29,651	—	29,652
Issuance of preferred shares	—	—	—	—	—	—	—
Issuance of shares	—	—	16,366,612	16	399,984	—	400,000
Net increase (decrease) for the period	—	—	17,613,595	17	429,635	1,089	430,741
Balance, June 30, 2024	250	$—	68,204,148	$68	$1,627,554	$6,849	$1,634,471

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2022	—	$—	22,126,135	$22	$535,300	$(53,476)	$481,846
Operations:
Net investment income	—	—	—	—	—	17,263	17,263
Net realized gain (loss)	—	—	—	—	—	(742)	(742)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	7,866	7,866
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	24,387	24,387
Shareholder distributions:
Distributions paid or accrued	—	—	—	—	—	(16,073)	(16,073)
Net increase (decrease) in net assets resulting from shareholder distributions			—	—	—	(16,073)	(16,073)
Capital Share Transactions:
Issuance of shares	—	—	2,601,908	3	59,997	—	60,000
Net increase (decrease) for the period		—	2,601,908	3	59,997	8,314	68,314
Balance, March 31, 2023	—	$—	24,728,043	$25	$595,297	$(45,162)	$550,160
Operations:
Net investment income	—	—	—	—	—	24,111	24,111
Net realized gain (loss)	—	—	—	—	—	(3,919)	(3,919)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	17,451	17,451
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	37,643	37,643
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(19,378)	(19,378)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(19,378)	(19,378)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (2)	—	—	1,392,371	1	30,680	—	30,681
Issuance of shares	—	—	4,446,421	5	99,995	—	100,000
Net increase (decrease) for the period	—	—	5,838,792	6	130,675	18,265	148,946
Balance, June 30, 2023	—	—	30,566,835	$31	$725,972	$(26,897)	$699,106
(1)
Preferred shares par value is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

	For the Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$97,298	$62,030
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(9,011)	(7,169)
Net accretion of discount and amortization of premium	(7,857)	(3,816)
Proceeds from sale of investments and principal repayments	581,640	77,933
Purchases of investments	(1,805,382)	(634,258)
Net realized (gains) losses on investments	(10,260)	885
Net change in unrealized (appreciation) depreciation on investments	(8,656)	(24,606)
Net receipt of settlement of derivatives	2,008	(3,633)
Net realized (gains) losses on derivatives	(2,008)	3,633
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(550)	(717)
Amortization of deferred financing costs	1,827	806
(Increase) decrease in operating assets:
Interest and dividends receivable	(11,047)	(3,370)
Principal receivable	(46,346)	12,040
Prepaid expenses and other assets	1,021	935
Increase (decrease) in operating liabilities:
Due to affiliates	924	1,035
Payable for investments purchased	(103,613)	110,006
Management fees payable	1,750	2,521
Income based incentive fee payable	2,442	4,196
Capital gains incentive fee payable	2,327	—
Interest payable	4,951	7,636
Accrued professional fees	624	121
Accrued expenses and other liabilities	829	181
Net cash provided (used in) by operating activities	(1,307,089)	(393,611)
Cash flow from financing activities
Proceeds from issuance of common shares	625,000	160,000
Proceeds from repurchase obligations	286,956	129,215
Repayment of repurchase obligations	(208,356)	—
Debt borrowings	1,175,000	303,000
Debt repayments	(538,000)	(170,000)
Distributions paid	(25,413)	(4,770)
Deferred financing costs paid	(4,093)	—
Net cash provided by (used in) financing activities	1,311,094	417,445
Net increase in cash, cash equivalents, and restricted cash	4,005	23,834
Cash, cash equivalents, and restricted cash, beginning of period	98,606	40,936
Cash, cash equivalents, and restricted cash, end of period	$102,611	$64,770
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$102,611	$55,860
Restricted cash	$—	$8,910
Total cash, cash equivalents, and restricted cash	$102,611	$64,770
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$55,627	$16,930
Reinvestment of shareholder distributions	$49,692	$30,681
Incremental financing cost payable	$1,880	$—

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Frontgrade Technologies Inc.	(8)	S + 5.00%	0.75%	10.33%	1/9/2030	9,730	9,556	9,730	0.60%
Frontgrade Technologies Inc.	(8)	S + 5.00%	0.75%	10.33%	1/9/2030	60,162	58,927	60,162	3.68
Frontgrade Technologies Inc. - Revolving Credit Facility	(8)(9)(12)	S + 5.00%	0.75%	10.32%	1/9/2028	—	(142)	—	—
Sky Merger Sub, LLC	(8)	S + 6.60%	1.50%	11.94%	5/28/2029	112,500	109,731	109,731	6.71
Sky Merger Sub, LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 6.60%	1.50%	11.92%	5/28/2029	—	—	5	0.00
Sky Merger Sub, LLC - Revolving Credit Facility	(8)(9)(12)	S + 6.60%	1.50%	11.92%	5/28/2029	—	(613)	(615)	(0.04)
Systems Planning and Analysis, Inc.	(8)	S + 5.90%	1.00%	11.16%	8/16/2027	10,659	10,526	10,587	0.65
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan A	(8)(9)(12)	S + 5.90%	0.00%	11.16%	8/16/2027	7,695	7,336	7,676	0.47
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan	(8)	S + 5.90%	0.00%	11.16%	8/16/2027	6,656	6,548	6,611	0.40
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 5.90%	1.00%	11.15%	8/16/2027	—	(35)	(21)	(0.00)
The Nordam Group Inc.		S + 5.60%	0.00%	10.94%	4/9/2026	11,583	10,830	11,120	0.68
							212,664	214,986	13.15
Automotive
Titan Purchaser, Inc.	(9)	S + 6.00%	1.00%	11.34%	1/30/2030	9,875	9,781	9,986	0.61
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Delayed Draw Term Loan	(8)(9)(12)	S + 6.00%	0.75%	11.34%	11/1/2029	42,398	41,761	42,390	2.59
Ardonagh Midco 3 PLC	UK(8)(10)(11)	S + 4.75%	0.50%	10.04%	2/15/2031	45,783	45,130	45,129	2.76
Ardonagh Midco 3 PLC - Delayed Draw Term Loan	UK(8)(9)(10)(11)(12)	S + 4.75%	0.50%	10.07%	2/15/2031	—	(29)	(29)	(0.00)
Foundation Risk Partners	(8)	S + 5.25%	0.75%	10.58%	10/29/2030	19,891	19,844	19,842	1.21
Foundation Risk Partners - Delayed Draw Term Loan	(8)(9)(12)	S + 5.25%	0.75%	10.58%	10/29/2030	20,367	19,826	20,502	1.25
Foundation Risk Partners - Delayed Draw Term Loan Incremental	(8)(9)(12)	S + 5.25%	0.75%	10.57%	10/29/2030	—	(48)	25	0.00
Foundation Risk Partners - Revolving Credit Facility	(8)(9)(12)	S + 5.25%	0.75%	10.57%	10/29/2029	—	—	(4)	(0.00)
Foundation Risk Partners - Revolving Credit Facility Incremental	(8)(9)(12)	S + 5.25%	0.75%	10.57%	10/29/2029	—	(37)	(9)	(0.00)
Galway Borrower LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 5.10%	0.75%	10.42%	9/30/2028	—	(92)	(95)	(0.01)
Galway Borrower LLC - Revolving Credit Facility	(8)(9)(12)	S + 5.35%	0.75%	10.69%	9/30/2028	384	359	358	0.02
Highgate Hotels, L.P.	(8)	S + 5.50%	1.00%	10.83%	11/5/2029	99,500	97,727	97,701	5.98
Highgate Hotels, L.P. - Revolving Credit Facility	(8)(9)(12)	S + 5.50%	1.00%	10.83%	10/26/2029	3,750	3,528	3,524	0.22
							227,969	229,334	14.02
Beverage, Food & Tobacco
LJ Perimeter Buyer, Inc.	(8)	S + 6.65%	1.00%	11.98%	10/31/2028	19,219	18,770	18,808	1.15
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.65%	1.00%	11.99%	10/31/2028	2,471	2,393	2,399	0.15
							21,163	21,207	1.30

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Capital Equipment
Circor International, Inc.	(8)	S + 6.00%	1.00%	11.33%	10/18/2030	67,073	65,832	65,858	4.03
Circor International, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.00%	1.00%	11.32%	10/18/2029	—	(137)	(141)	(0.01)
Faraday Buyer, LLC	(8)	S + 6.00%	1.00%	11.33%	10/11/2028	33,307	32,703	32,705	2.00
Faraday Buyer, LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 6.00%	1.00%	11.32%	10/11/2028	—	(27)	(28)	(0.00)
Neptune Platform Buyer, LLC	(8)	S + 5.25%	0.75%	10.58%	1/19/2031	6,953	6,853	6,854	0.42
Neptune Platform Buyer, LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 5.25%	0.75%	10.57%	1/19/2031	—	(13)	(13)	(0.00)
Trillium FlowControl	LU(8)(10)(11)	S + 5.76%	1.00%	11.10%	6/28/2026	17,640	17,542	17,332	1.06
							122,753	122,567	7.50
Chemicals, Plastics & Rubber
Bayer Environmental Services		S + 4.38%	0.50%	9.68%	10/4/2029	19,701	18,406	19,649	1.20
Hexion Holdings Corporation		S + 4.65%	0.50%	9.98%	3/15/2029	9,800	9,219	9,749	0.60
Hexion Holdings Corporation - Incremental Term Loan	(8)	S + 6.25%	0.50%	11.59%	3/15/2028	20,000	19,449	20,100	1.23
							47,074	49,498	3.03
Construction & Building
Cook & Boardman Group	(8)	S + 6.00%	1.00%	11.33%	3/4/2030	124,688	122,253	122,296	7.48
Cook & Boardman Group - Delayed Draw Term Loan	(8)(9)(12)	S + 6.00%	1.00%	11.33%	3/4/2030	453	59	70	0.00
Great Day Improvements LLC	(8)(9)	S + 5.76%	1.50%	11.11%	6/13/2030	86,000	84,287	84,280	5.16
Great Day Improvements LLC - Revolving Credit Facility	(8)(9)(12)	S + 5.76%	1.50%	11.09%	6/13/2030	—	(278)	(280)	(0.02)
							206,321	206,366	12.62
Consumer Goods: Durable
Mattress Firm, Inc.		S + 4.51%	0.75%	9.85%	9/25/2028	1,312	1,260	1,308	0.08
Parfums Holdings Co.	(8)	S + 5.25%	1.00%	10.59%	6/27/2030	96,750	95,771	95,783	5.86
Parfums Holdings Co. - Revolving Credit Facility	(8)(9)(12)	S + 5.25%	1.00%	10.57%	6/27/2029	—	(60)	(60)	(0.00)
Victra Finance Corp.	(8)	S + 6.50%	0.75%	11.83%	3/31/2029	61,341	61,041	61,954	3.79
							158,012	158,985	9.73
Containers, Packaging & Glass
Confluent Holdings LLC	(8)	S + 7.00%	2.00%	12.33%	3/28/2029	28,789	27,969	27,968	1.71
Dellner Couplers Group AB	UK(9)(10)(11)	L + 5.50%	0.50%	9.22%	6/29/2029	EUR 38,000	40,275	40,404	2.47
Confluent Holdings LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 7.00%	2.00%	12.35%	3/28/2029	10,076	9,785	9,795	0.60
Klockner Pentaplast of America Inc.	(9)(11)	S + 4.75%	0.50%	10.27%	1/15/2027	684	643	638	0.04
							78,672	78,805	4.82
Energy: Oil & Gas
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	CAD 2,121	2,141	2,108	0.13
							2,141	2,108	0.13

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Healthcare & Pharmaceuticals
CareVet LLC - Term Loan A	(8)	S + 6.00%	2.00%	11.33%	6/18/2029	112,200	111,281	111,276	6.81
CareVet LLC - Term Loan B	(8)(9)	N/A	N/A	14.75% (Incl 7.5% PIK)	6/18/2029	10,019	9,721	9,719	0.59
CareVet LLC - Delayed Draw Term Loan A	(8)(9)(12)	S + 6.00%	2.00%	11.32%	6/18/2029	—	(393)	(396)	(0.02)
CareVet LLC - Delayed Draw Term Loan B	(8)(9)(12)	S + 6.00%	2.00%	11.32%	6/18/2029	—	4	—	—
CareVet LLC - Revolving Credit Facility	(8)(9)(12)	S + 6.00%	2.00%	11.32%	6/18/2029	—	(66)	(66)	(0.00)
Charlotte Buyer, Inc.		S + 5.25%	0.00%	10.58%	2/11/2028	57,644	55,553	57,749	3.53
Gainwell Acquisition Corp	(9)	S + 4.10%	0.75%	9.43%	10/1/2027	997	950	965	0.06
Natural Partners, Inc.	(8)	S + 4.65%	1.00%	10.00%	11/29/2027	37,573	37,103	36,901	2.26
Natural Partners, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 4.65%	1.00%	10.00%	11/29/2027	1,125	1,091	1,075	0.07
Pharmalogic Holdings Corp.	(8)(9)	S + 5.00%	1.00%	10.34%	6/21/2030	20,003	19,704	19,703	1.21
Pharmalogic Holdings Corp.	(8)(9)	S + 5.00%	1.00%	10.34%	6/21/2030	CAD 75,000	53,957	54,006	3.30
Pharmalogic Holdings Corp. - Delayed Draw Term Loan	(8)(9)(12)	S + 5.00%	1.00%	10.32%	6/21/2030	—	(188)	(189)	(0.01)
							288,717	290,743	17.80
High Tech Industries
Alteryx, Inc.	(8)	S + 6.50%	0.75%	11.84%	3/19/2031	26,125	25,739	25,747	1.59
Alteryx, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.50%	0.75%	11.82%	3/19/2031	—	(137)	(137)	(0.01)
Alteryx, Inc. - Delayed Draw Term Loan	(8)(12)	S + 6.50%	0.75%	11.84%	3/19/2031	38,000	37,298	37,301	2.28
Inmar, Inc.		S + 5.50%	1.00%	10.84%	5/1/2026	44,575	43,594	44,597	2.74
TIC Bidco LTD	UK(9)(10)(11)	SO + 5.00%	0.00%	10.20%	6/16/2031	GBP 9,240	11,707	11,596	0.72
TIC Bidco LTD - Delayed Draw Term Loan	UK(9)(10)(11)(12)	SO + 5.00%	0.00%	10.20%	6/16/2031	—	(16)	(12)	0.01
Watchguard Technologies, Inc.		S + 5.25%	0.75%	10.59%	7/2/2029	52,661	50,475	52,148	3.19
							168,660	171,240	10.52
Hotel, Gaming & Leisure
Chuck E. Cheese		N/A	N/A	6.75%	5/1/2026	17,534	16,858	17,404	1.06
ClubCorp Holdings Inc.		S + 5.26%	0.00%	10.60%	9/18/2026	71,257	68,242	71,525	4.38
Hotel Equities Group, LLC	(8)	S + 5.75%	2.00%	11.07%	1/22/2029	35,000	34,454	34,358	2.10
Hotel Equities Group, LLC - Revolving Credit Facility	(8)(9)(12)	S + 5.75%	2.00%	11.10%	1/22/2029	5,300	5,118	5,117	0.31
J&J Ventures Gaming LLC	(8)	S + 5.11%	0.75%	10.46%	4/26/2028	135,000	130,968	130,950	8.01
K1 Speed Inc.	(8)	S + 6.25%	1.00%	11.55%	1/2/2029	18,214	17,883	17,850	1.09
K1 Speed Inc. Incremental	(8)(9)	S + 6.25%	1.00%	11.59%	1/2/2029	4,250	4,165	4,165	0.25
K1 Speed Inc. DDTL B	(8)(9)	S + 6.25%	1.00%	11.59%	1/2/2029	3,643	3,570	3,570	0.22
K1 Speed Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.25%	1.00%	11.57%	1/2/2029	—	(116)	(121)	(0.01)
Sandlot Baseball Borrower Co.	(8)	S + 5.75%	1.00%	11.09%	12/27/2028	66,333	65,122	65,139	3.99
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan	(8)(9)(12)	S + 5.75%	1.00%	11.08%	12/27/2028	13,699	13,489	13,492	0.83
							359,753	363,449	22.23

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Media: Advertising, Printing & Publishing
Emerald Exhibitions	(11)	S + 5.10%	0.00%	10.44%	5/22/2026	49,500	48,434	49,717	3.04
Sheffield United F.C.	UK(8)(9)(10)(11)	N/A	N/A	10.92%	7/22/2026	GBP 10,783	13,357	13,635	0.83
							61,791	63,352	3.87
Media: Diversified & Production
Getty Images Inc.	(11)	S + 4.60%	0.00%	9.93%	2/19/2026	16,548	16,525	16,518	1.01
Candle Media Co Ltd	(8)	S + 6.10%	0.75%	11.43% (Incl 4.00% PIK)	6/18/2027	44,284	43,782	43,423	2.66
Candle Media Co Ltd -Delayed Draw Term Loan	(8)	S + 6.10%	0.75%	11.43% (Incl 4.00% PIK)	6/18/2027	17,531	17,349	17,190	1.05
							77,656	77,131	4.72
Retail
MED ParentCo, LP		S + 4.00%	0.00%	9.34%	4/7/2031	5,000	4,977	4,993	0.31
Xponential Fitness LLC	(8)(11)	S + 6.76%	1.00%	12.10%	3/15/2026	80,230	78,992	80,230	4.91
							83,969	85,223	5.22
Services: Business
AVSC Holding Corporation		S + 3.65%	1.00%	8.94%	3/1/2025	16,103	15,485	15,953	0.97
BDO USA, P.C.	(8)	S + 6.00%	2.00%	11.34%	8/31/2028	65,987	64,847	64,868	3.97
Brock Holdings III, LLC	(8)	S + 6.00%	0.50%	11.33%	5/1/2030	25,000	24,509	25,125	1.54
Clarion Events Limited	(11)	S + 5.73%	1.00%	10.99%	9/30/2027	13,203	13,007	13,117	0.80
Clarion Events Limited - Incremental Term Loan	UK(10)(11)	S + 5.73%	1.00%	10.99%	9/30/2027	19,942	19,568	19,812	1.21
DISA Holdings Corp.	(8)	S + 5.00%	0.75%	10.34%	9/9/2028	16,663	16,426	16,431	1.01
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)(12)	S + 5.00%	0.01%	10.32%	9/9/2028	—	(80)	(80)	(0.00)
DISA Holdings Corp. - Revolving Credit Facility	(8)(9)(12)	S + 5.00%	0.75%	10.32%	9/9/2028	—	(58)	(58)	(0.00)
SurveyMonkey Global Inc. - Revolving Credit Facility	(8)(9)(12)(15)	S + 5.75%	1.00%	11.09%	5/31/2030	—	(191)	(134)	(0.01)
SurveyMonkey Global Inc.	(8)(15)	S + 5.75%	1.00%	11.08%	5/31/2030	126,560	124,776	125,295	7.67
Travelport Finance (Luxembourg) S.A.R.L	LU(10)(11)	S + 8.26%	1.00%	13.56% (Incl 6.56% PIK)	9/30/2028	53,801	53,457	48,690	2.98
USA Debusk LLC	(8)	S + 5.25%	0.75%	10.58%	4/30/2031	16,603	16,357	16,363	1.00
USA Debusk LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 5.25%	0.75%	10.59%	4/30/2031	—	(44)	(43)	(0.00)
USA Debusk LLC - Revolving Credit Facility	(8)(9)(12)	S + 5.25%	0.75%	10.58%	4/30/2030	450	417	417	0.03
							348,476	345,756	21.17

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Consumer
CSC Serviceworks	(9)	S + 4.26%	0.75%	9.60%	3/4/2028	219	202	185	0.01
FEG, Inc.	(8)	S + 5.25%	1.00%	10.58%	5/10/2030	90,000	88,224	88,225	5.40
FEG, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 5.25%	1.00%	10.59%	5/10/2030	10,000	9,707	9,704	0.59
Metropolis Technologies Inc.	(8)	S + 6.10%	1.00%	11.44%	5/16/2031	125,648	123,325	123,165	7.54
PetVet Care Centers		S + 6.00%	0.75%	11.34%	11/15/2030	53,255	52,257	53,122	3.25
PetVet Care Centers - Delayed Draw Term Loan	(9)(12)	S + 6.00%	0.75%	11.32%	11/15/2030	—	(57)	52	0.00
PetVet Care Centers - Revolving Credit Facility	(9)(12)	S + 6.00%	0.75%	11.32%	11/15/2029	—	(125)	(75)	(0.00)
Sotheby's	(9)	N/A	N/A	7.38%	10/15/2027	10,297	8,681	8,598	0.53
Sotheby's	(9)	S + 4.50%	0.50%	10.09%	1/15/2027	17,026	15,744	15,575	0.95
Vision Purchaser Corp.	(8)	S + 6.40%	1.00%	11.73%	6/10/2025	28,495	28,318	27,929	1.71
Vision Purchaser Corp. - Incremental Term Loan	(8)	S + 6.40%	1.00%	11.73%	6/10/2025	2,485	2,468	2,436	0.15
							328,744	328,916	20.13
Sovereign & Public Finance
Cotulla Acquisition Co.	(8)	S + 7.00%	1.50%	12.33%	5/3/2029	32,565	31,647	31,605	1.93
Cotulla Acquisition Co. - Delayed Draw Term Loan	(8)	S + 7.00%	1.50%	12.33%	5/3/2029	18,973	18,442	18,413	1.13
							50,089	50,018	3.06
Telecommunications
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,027	18,181	1.11
Ligado Networks LLC	(8)(9)(13)	N/A	N/A	15.50%	11/1/2023	12,853	11,071	1,832	0.11
Maxar Technologies Inc. - Revolving Credit Facility	(8)(9)(12)	S + 7.25%	1.00%	12.59%	5/3/2029	7,673	7,364	7,673	0.47
Maxar Technologies Inc.	(8)	S + 7.25%	1.00%	12.58%	5/3/2030	81,595	79,420	81,697	5.00
ViaSat, Inc.	(11)	S + 4.50%	0.50%	9.84%	3/2/2029	4,922	4,630	4,392	0.27
ViaSat, Inc.	(11)	S + 4.61%	0.50%	9.94%	5/30/2030	64,902	61,386	57,628	3.53
							187,898	171,403	10.49
Transportation: Cargo
Boasso Global - Delayed Draw Term Loan	(8)(9)(12)	S + 4.75%	0.75%	10.09%	7/1/2028	8,119	7,913	8,113	0.50
Boasso Global - Delayed Draw Term Loan - Incremental	(8)(9)(12)	S + 4.75%	0.75%	10.07%	7/1/2028	—	(19)	10	0.00
Boasso Global - Revolving Credit Facility	(8)(9)(12)	S + 4.75%	0.75%	10.08%	7/1/2026	1,667	1,551	1,652	0.10
Boasso Global	(8)	S + 4.75%	0.75%	10.09%	7/1/2028	58,634	57,192	58,491	3.58
							66,637	68,266	4.18
Transportation: Consumer
Beacon Mobility Corp. - Delayed Draw Term Loan	(8)(9)(12)	S + 8.60%	0.00%	13.94% PIK	12/31/2025	1,285	1,263	1,266	0.08
Beacon Mobility Corp.	(8)(9)	S + 8.60%	0.00%	13.89% PIK	12/31/2025	53,611	52,641	52,918	3.24
Virgin Atlantic	UK(8)(10)(11)	L + 3.25%	0.00%	8.83%	11/17/2026	29,889	28,951	28,762	1.76
							82,855	82,946	5.08
Wholesale
DFS Holdings Company, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 7.10%	0.75%	12.44%	1/31/2029	1,603	1,541	1,544	0.09
DFS Holdings Company, Inc.	(8)	S + 7.10%	0.75%	12.44%	1/31/2029	21,877	21,348	21,382	1.31
							22,889	22,926	1.40
Total First Lien Debt							3,214,684	3,215,211	196.78%

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation	(9)	S + 7.54%	0.50%	12.88%	3/15/2030	35,000	34,228	31,885	1.95
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	22,550	22,249	21,366	1.31
Services: Business
DISA Holdings Corp.	(8)	S + 8.50%	0.75%	13.84% (Incl 2.00% PIK)	3/9/2029	15,025	14,658	14,831	0.91
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)	S + 8.50%	0.75%	13.83% (Incl 2.00% PIK)	3/9/2029	2,817	2,751	2,781	0.17
Trace3 Inc.	(8)	S + 7.76%	0.50%	13.07%	10/8/2029	33,750	33,050	33,138	2.03
							50,459	50,750	3.11
Services: Consumer
Midwest Veterinary Partners LLC	(8)	S + 7.60%	0.75%	12.94%	4/26/2029	35,714	35,716	34,464	2.11
Southern Veterinary Partners LLC	(8)	S + 7.85%	1.00%	13.19%	10/5/2028	45,000	44,237	45,000	2.75
							79,953	79,464	4.86
Total Second Lien Debt							186,889	183,465	11.23%
Equity and Other Investments
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Preferred Stock	(8)(9)			13.25% PIK		—	109	110	0.01
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		34	33,580	33,411	2.05
Retail
Xponential Fitness LLC - Series A Preferred Stock	(8)(9)(11)			7.5% PIK	7/27/2031	—	273	206	0.01
Services: Consumer
Metropolis Technologies Inc. - Class A Preferred Stock	(8)(9)			16.00% (Incl 11.00% PIK)	2/13/2034	18,041	17,891	17,863	1.09
Metropolis Technologies Inc. - Class B Preferred Stock	(8)(9)			17.5% PIK	2/13/2034	6,314	6,072	6,064	0.37
Metropolis Technologies Inc. - Warrant	(8)(9)					4	189	249	0.02
							24,152	24,176	1.48
Total Equity and Other Investments							58,114	57,903	3.55
Total Investments - non-controlled/non-affiliated							$3,459,687	$3,456,579	211.56%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						$102,611	$102,611	6.28
Total Cash and Cash Equivalents							102,611	102,611	6.28
Total Portfolio Investments, Cash and Cash Equivalents							$3,562,298	$3,559,190	217.84%

June 30, 2024
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	September 18, 2024	$17,908	GBP 14,099	$77	0.0%
Macquarie	September 18, 2024	$59,252	CAD 81,242	$(223)	(0.0)%
Macquarie	September 18, 2024	CAD 31,242	$22,817	$55	0.0%
Macquarie	September 18, 2024	CAD 50,000	$36,552	$52	0.0%
Macquarie	September 27, 2024	$1,430	CAD 1,957	$(3)	(0.0)%
Macquarie	December 31, 2024	$1,368	CAD 1,868	$(3)	(0.0)%
Macquarie	March 31, 2025	$1,354	CAD 1,845	$(2)	(0.0)%
Macquarie	June 30, 2025	$1,340	CAD 1,823	$(3)	(0.0)%
Macquarie	September 29, 2025	$1,315	CAD 1,786	$(3)	(0.0)%
Macquarie	December 31, 2025	$1,268	CAD 1,719	$(3)	(0.0)%
Macquarie	March 31, 2026	$1,268	CAD 1,718	$(4)	(0.0)%
Macquarie	June 30, 2026	$56,704	CAD 76,721	$(187)	(0.0)%
				$(247)	(0.0)%

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
(4)
Variable rate loans to the portfolio companies are indexed to the London Interbank Offered Rate (“LIBOR” or “LIBO Rate”) (denoted as “L”), Canadian Dollar Offered Rate (“CDOR”) (denoted as “C”), Secured Overnight Financing Rate (“SOFR”) (denoted as “S”), Prime Rate (“Prime”) (denoted as “P”), Euro Interbank Offered Rate (“EURIBOR”) (denoted as “E”), or Sterling Overnight Index Average (“SONIA”) (denoted as “SO”) and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024.
(5)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2024.
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
(10)
The portfolio company is domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different jurisdiction than the domicile of the portfolio company. Foreign countries include Luxembourg (denoted as “LU”), and the United Kingdom (denoted as “UK”). Portfolio companies domiciled in a foreign country are not “qualifying assets” under Section 55(a) of the 1940 Act.
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, qualifying assets represented approximately 87.2% of total assets as calculated in accordance with regulatory requirements.
(12)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments (all commitments are first lien, unless otherwise noted).
(13)
Investment was on non-accrual status as of June 30, 2024, meaning that the Company has ceased recognizing interest income on these investments. As of June 30, 2024, debt investments on non-accrual status represented 0.3% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.
(14)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of June 30, 2024, $80,427 was held in FGTXX and had an average one year yield of 5.19%.
(15)
Formerly known as Momentive Global.

June 30, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accession Risk Management	Delayed Draw	11/1/2029	$7,118	$(1)
Azurite Intermediate Holdings, Inc.	Delayed Draw	3/19/2031	21,375	(149)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(137)
Ardonagh Midco 3 PLC	Delayed Draw	2/15/2031	4,217	(29)
Beacon Mobility Corp.	Delayed Draw	12/31/2025	207	(3)
Boasso Global	Delayed Draw	7/1/2028	1,175	15
Boasso Global	Revolver	7/1/2026	4,583	(11)
Carevet LLC	Delayed Draw	6/18/2029	19,800	(396)
Carevet LLC	Delayed Draw	6/18/2029	33,000	-
Carevet LLC	Revolver	6/18/2029	6,600	(66)
Boasso Global	Delayed Draw	7/1/2028	4,038	10
Circor International, Inc.	Revolver	10/18/2029	7,759	(141)
Confluent Holdings LLC	Delayed Draw	3/28/2029	4,318	6
Red Fox CD Acquisition Corp.	Delayed Draw	3/4/2030	19,545	(375)
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(23)
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(58)
Disa Holdings Corp.	Delayed Draw	9/9/2028	12,497	(80)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,514	(28)
FEG, Inc.	Revolver	5/10/2030	5,000	(99)
Foundation Risk Partners	Delayed Draw	10/29/2030	24,600	185
Foundation Risk Partners	Delayed Draw	10/29/2030	9,996	25
Foundation Risk Partners	Revolver	10/29/2029	1,589	(4)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(9)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	-
Galway Borrower LLC	Delayed Draw	9/30/2028	22,203	(95)
Galway Borrower LLC	Revolver	9/30/2028	2,414	(22)
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(280)
Highgate Hotels, L.P.	Revolver	10/26/2029	8,750	(158)
Hotel Equities Group, LLC	Revolver	1/22/2029	4,700	(86)
K1 Speed Inc.	Delayed Draw	1/2/2029	6,071	(121)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	(19)
Maxar Technologies Inc.	Revolver	5/3/2029	5,115	-
Mercury Bidco LLC	Revolver	5/31/2030	13,440	(134)
Natural Partners, Inc.	Revolver	11/29/2027	1,688	(30)
Neptune Platform Buyer, LLC	Delayed Draw	1/19/2031	2,030	(13)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(60)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	52
PetVet Care Centers	Revolver	11/15/2029	6,981	(75)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2030	25,253	(189)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	19,600	39
Sky Merger Sub, LLC	Delayed Draw	5/28/2029	12,500	5
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(615)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	42,286	33
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,136	(21)
TIC Bidco LTD	Delayed Draw	6/16/2031	1,260	(12)
USA Debusk LLC	Delayed Draw	4/30/2031	6,107	(43)
USA Debusk LLC	Revolver	4/30/2030	1,840	(26)
Total Unfunded Commitments			$460,005	$(3,238)
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

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2023

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation	(9)	S + 7.54%	0.50%	12.89%	3/15/2030	35,000	34,174	29,269	3.12
Consumer goods: Non-durable
Protective Industrial Products Inc.	(8)	S + 8.36%	1.00%	13.72%	12/30/2028	34,199	33,512	33,626	3.59
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	22,550	22,165	21,282	2.27
Services: Business
DISA Holdings Corp.	(8)	S + 10.00%	0.75%	15.36% (Incl 2.00% PIK)	3/9/2029	14,869	14,477	14,554	1.55
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)	S + 10.00%	0.75%	15.36% (Incl 2.00% PIK)	3/9/2029	2,788	2,717	2,729	0.29
Trace3 Inc.	(8)	L + 7.76%	0.50%	13.17%	10/8/2029	33,750	32,995	33,080	3.53
							50,189	50,363	5.37
Services: Consumer
Midwest Veterinary Partners LLC	(8)	S + 7.60%	0.75%	12.96%	4/26/2029	50,000	50,011	46,886	5.00
Southern Veterinary Partners LLC		S + 7.85%	1.00%	13.21%	10/5/2028	45,000	44,157	44,794	4.78
							94,168	91,680	9.78
Telecommunications
FirstLight Fiber - 2nd Lien Term Loan	(9)	S + 7.61%	0.00%	12.97%	7/23/2026	100	98	98	0.01
Total Second Lien Debt							234,306	226,318	24.14%
Preferred Equity
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Preferred Stock	(8)(9)			13.25% PIK		105	102	102	0.01
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		31,597	31,469	27,600	2.94
Retail
Xponential Fitness LLC - Series A Preferred Stock	(8)(9)(11)			6.50%	7/27/2031	187	275	190	0.02
Total Preferred Equity							31,846	27,892	2.97
Total Investments - non-controlled/non-affiliated							$2,208,817	$2,197,053	234.35%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						$98,606	$98,606	10.52
Total Cash and Cash Equivalents							98,606	98,606	10.52
Total Portfolio Investments, Cash and Cash Equivalents							$2,307,423	$2,295,659	244.87%

December 31, 2023
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	March 20, 2024	$76,165	CAD 101,611	$(663)	(0.0)%
Macquarie	March 20, 2024	$18,870	GBP 14,904	$(134)	(0.0)%
				$(797)	(0.0)%
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
(12)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments (all commitments are first lien, unless otherwise noted).
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

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both June 30, 2024 and December 31, 2023. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the three and six months ended June 30, 2024 and 2023, the Company did not incur any interest or penalties.

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

Note 3. Agreements and Related Party Transactions

Initial Portfolio Acquisition

Commencing on the Initial Closing Date and concluding prior to the Company's election to be regulated as a BDC, the Company completed its purchase of a portfolio of investments (the “Initial Portfolio”) pursuant to agreements entered into with several funds managed by the Adviser or its affiliates (the “Initial Portfolio Acquisition”). Subsequent to the Initial Portfolio Acquisition the Company elected to be regulated as a BDC.

Investment Advisory Agreement

On November 24, 2021, the Company entered into the Original Advisory Agreement with the Adviser. Effective January 1, 2023, the Company entered into the Advisory Agreement. The terms of the Advisory Agreement are substantially identical to those of the Original Advisory Agreement, including with respect to the advisory services provided to the Company. Pursuant to the Advisory Agreement the Adviser is responsible for managing the investment and reinvestment of the assets of the Company, subject to the supervision of the Board, in accordance with the investment objective, policies and restrictions that are set forth in the Company’s registration statement on Form 10. The Adviser is also responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis. For its services, the Adviser is entitled to receive a base management fee and an incentive fee as set forth in the Advisory Agreement.

The Advisory Agreement may be terminated at any time, without the payment of any penalty upon 60 days' written notice, by the vote of a majority of the Board, or by a majority of the holders of our outstanding voting securities, in accordance with the requirements of the 1940 Act, or by the Adviser. Additionally, the Advisory Agreement will automatically terminate in event of an assignment, as defined in the 1940 Act. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years from January 1, 2023 and will remain in effect year to year thereafter if approved annually (i) by a majority of the members of the Board who are not “interested persons” (as defined in section 2(a)(19) of the 1940 Act) of the Company (each an “Independent Director”) and (ii) the Board or the holders of a majority of the Company's outstanding voting securities.

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

Co-Investment Transactions Exemptive Relief

The Company was granted an SEC exemptive order, which grants the Company exemptive relief permitting the Company, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of the Company and the Adviser.

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

The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2024 and 2023:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Related Party	Source Agreement & Description	2024	2023	2024	2023
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$5,534	$2,604	$10,095	$4,630
Adviser	Advisory Agreement - income based incentive fee	7,566	4,255	13,686	7,285
Adviser	Advisory Agreement - board of directors' fees	77	78	155	155
Adviser	Advisory Agreement - capital gains incentive fee	1,256	—	2,327	—
Administrator	Administration Agreement - administration expense	714	492	2,422	1,040

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$3,214,684	$3,215,211	93.02%	$1,942,665	$1,942,843	88.43%
Second lien debt	186,889	183,465	5.31	234,306	226,318	10.30
Equity and Other Investments	58,114	57,903	1.67	31,846	27,892	1.27
Total investments	$3,459,687	$3,456,579	100.00%	$2,208,817	$2,197,053	100.00%

The industry composition of investments at fair value as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Aerospace & Defense	6.22%	6.06%
Automotive	0.29	0.05
Banking, Finance, Insurance & Real Estate	6.64	4.81
Beverage, Food & Tobacco	0.61	0.97
Capital Equipment	3.55	5.26
Chemicals, Plastics & Rubber	2.36	1.88
Construction & Building	5.97	—
Consumer Goods: Durable	4.60	1.80
Consumer Goods: Non-durable	0.97	2.79
Containers, Packaging & Glass	2.28	—
Energy: Oil & Gas	0.06	3.50
Healthcare & Pharmaceuticals	8.41	8.87
High Tech Industries	4.95	3.59
Hotel, Gaming & Leisure	11.14	10.14
Media: Advertising, Printing & Publishing	1.83	3.33
Media: Diversified & Production	2.23	3.48
Retail	2.47	7.60
Services: Business	11.47	12.82
Services: Consumer	12.51	7.16
Sovereign & Public Finance	1.45	—
Telecommunications	4.96	8.33
Transportation: Cargo	1.97	2.94
Transportation: Consumer	2.40	3.56
Wholesale	0.66	1.06
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$3,229,745	$3,231,260	93.48%	197.69%
Luxembourg	70,999	66,022	1.91	4.04
United Kingdom	158,943	159,297	4.61	9.75
Total	$3,459,687	$3,456,579	100.00%	211.48%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,016,083	$2,005,820	91.30%	213.95%
Canada	74,803	74,817	3.40	7.98
Luxembourg	70,104	68,145	3.10	7.27
United Kingdom	47,827	48,271	2.20	5.15
Total	$2,208,817	$2,197,053	100.00%	234.35%

As of both June 30, 2024 and December 31, 2023, one investment in the portfolio was on non-accrual status.

As of June 30, 2024, on a fair value basis, approximately 97.3% of our performing debt investments bore interest at a floating rate and approximately 2.7% of our performing debt investments bore interest at a fixed rate.

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

The following tables present the open foreign currency forward contracts as of June 30, 2024 and December 31, 2023:

June 30, 2024
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	September 18, 2024	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 14,099	$17,908	$17,831	$77
CAD	September 18, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 81,242	$59,252	$59,475	$(223)
CAD	September 18, 2024	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD (31,242)	$(22,817)	$(22,872)	$55
CAD	September 18, 2024	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD (50,000)	$(36,552)	$(36,604)	$52
CAD	September 27, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,957	$1,430	$1,433	$(3)
CAD	December 31, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,868	$1,368	$1,371	$(3)
CAD	March 31, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,845	$1,354	$1,356	$(2)
CAD	June 30, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,823	$1,340	$1,343	$(3)
CAD	September 29, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,786	$1,315	$1,318	$(3)
CAD	December 31, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,719	$1,268	$1,271	$(3)
CAD	March 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,718	$1,268	$1,272	$(4)
CAD	June 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 76,721	$56,704	$56,891	$(187)
Total					$83,838	$84,085	$(247)

December 31, 2023
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CAD	March 20, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 101,611	$76,165	$76,828	$(663)
GBP	March 20, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 14,904	18,870	19,004	(134)
Total					$95,035	$95,832	$(797)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the three and six months ended June 30, 2024 and 2023:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Statement of Operations Location	2024	2023	2024	2023
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$977	$(4,239)	$2,008	$(3,633)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(397)	1,962	550	717
Net realized and unrealized gains on foreign currency forward contracts		$580	$(2,277)	$2,558	$(2,916)

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

The following tables present the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of June 30, 2024 and December 31, 2023:

As of	Counterparty	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Assets Presented in the Statement of Financial Position	Collateral Received (1)	Net position of Derivative Assets and Collateral Received
June 30, 2024	Macquarie	$184	$(184)	$—	$—	$—

As of	Counterparty	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Liabilities Presented in the Statement of Financial Position	Collateral Pledged (1)	Net position of Derivative Liabilities and Pledged Collateral
June 30, 2024	Macquarie	$431	$(184)	$247	$—	$247

As of	Counterparty	Gross Derivative Assets in Consolidated Statement of Assets and Liabilities	Gross Derivative Liabilities in Consolidated Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2023	Macquarie	$—	$(797)	$—	$(797)
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of June 30, 2024 and December 31, 2023, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$677,392	$2,537,819	$3,215,211
Second lien debt	—	53,251	130,214	183,465
Equity and Other Investments	—	—	57,903	57,903
Cash and cash equivalents	102,611	—	—	102,611
Total Portfolio Investments, Cash and Cash Equivalents	$102,611	$730,643	$2,725,936	$3,559,190
Percentage of total	2.88%	20.53%	76.59%	100.00%
Foreign currency forward contracts	$—	$(247)	$—	$(247)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$742,678	$1,200,165	$1,942,843
Second lien debt	—	95,443	130,875	226,318
Preferred equity	—	—	27,892	27,892
Cash and cash equivalents	98,606	—	—	98,606
Total Portfolio Investments, Cash and Cash Equivalents	$98,606	$838,121	$1,358,932	$2,295,659
Percentage of total	4.30%	36.51%	59.20%	100.00%
Foreign currency forward contracts	$—	$(797)	$—	$(797)

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2024:

	For the Three Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$1,485,247	$176,343	$28,577	$1,690,167
Purchase of investments (including PIK)	1,126,381	91	25,216	1,151,688
Proceeds from principal repayments and sales of investments	(92,534)	(48,484)	—	(141,018)
Amortization of premium/accretion of discount, net	1,537	81	1	1,619
Net realized gain (loss) on investments	(645)	631	—	(14)
Net change in unrealized appreciation (depreciation) on investments	5,595	1,552	4,108	11,255
Transfers out of Level 3 (1)	(52,372)	—	—	(52,372)
Transfers to Level 3 (2)	64,609	—	—	64,609
Fair value, end of period	$2,537,818	$130,214	$57,902	$2,725,934
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2024	$6,365	$1,761	$4,108	$12,234

	For the Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$1,200,165	$130,876	$27,892	$1,358,933
Purchase of investments (including PIK)	1,555,837	185	26,270	1,582,292
Proceeds from principal repayments and sales of investments	(197,011)	(48,484)	—	(245,495)
Amortization of premium/accretion of discount, net	3,849	211	(2)	4,058
Net realized gain (loss) on investments	2,308	631	—	2,939
Net change in unrealized appreciation (depreciation) on investments	8,566	2,001	3,742	14,309
Transfers out of Level 3 (1)	(52,465)	—	—	(52,465)
Transfers to Level 3 (1)	16,569	44,794	—	61,363
Fair value, end of period	$2,537,818	$130,214	$57,902	$2,725,934
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2024	$9,884	$2,115	$3,742	$15,741

(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the three and six months ended June 30, 2024, two and three investments, respectively, were transferred from Level 2 to Level 3, as valuation coverage decreased to less than two independent pricing services. For both the three and six months ended June 30, 2024, three investments were transferred from Level 3 to Level 2, as valuation coverage on level 3 investments increased to more than one independent pricing service.

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2023.

	For the Three Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$635,646	$127,677	$23,156	$786,479
Purchase of investments (including PIK)	234,211	89	972	235,272
Proceeds from principal repayments and sales of investments	(35,733)	—	—	(35,733)
Amortization of premium/accretion of discount, net	948	41	(3)	986
Net realized gain (loss) on investments	212	—	—	212
Net change in unrealized appreciation (depreciation) on investments	6,659	4,933	1,695	13,287
Transfers out of Level 3 (1)	(2,657)	—	—	(2,657)
Fair value, end of period	$839,286	$132,740	$25,820	$997,846
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2023	$6,659	$4,933	$1,695	$13,287

	For the Six Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$494,159	$195,687	$22,267	$712,113
Purchase of investments (including PIK)	447,058	89	2,415	449,562
Proceeds from principal repayments and sales of investments	(70,138)	—	(214)	(70,352)
Amortization of premium/accretion of discount, net	1,770	139	(6)	1,903
Net realized gain (loss) on investments	(470)	—	(1)	(471)
Net change in unrealized appreciation (depreciation) on investments	9,681	5,075	1,359	16,115
Transfers out of Level 3 (1)	(42,774)	(68,250)	—	(111,024)
Fair value, end of period	$839,286	$132,740	$25,820	$997,846
Net change in unrealized depreciation on non-controlled/non-affiliated company investments still held at June 30, 2023	8,833	5,075	1,359	15,267
(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the three and six months ended June 30, 2023, one and five investments were transferred from Level 3 to Level 2, as valuation coverage decreased to less than two independent pricing services. For the three and six months ended June 30, 2023, there were no investments transferred from Level 2 to Level 3, as valuation coverage on level 3 investments did not increase to more than one independent pricing service.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$1,733,103	Market Yield Analysis	Market Yield Discount Rates	8.53%	14.91%	11.20%
	695,705	Recent Transaction	Transaction Price	97.00	99.75	98.46
	2,428,808
Second lien debt	50,749	Market Yield Analysis	Market Yield Discount Rates	12.49%	13.73%	13.26%
Preferred equity	57,447	Market Yield Analysis	Market Yield Discount Rates	8.53%	37.88%	15.62%
Warrants	249	Black-Scholes	Volatility	31.13%	31.13%	31.13%
Total	$2,537,253

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$1,126,991	Market Yield Analysis	Market Yield Discount Rates	9.31%	25.00%	12.11%
	73,174	Recent Transaction	Transaction Price	98.00	98.58	98.07
	1,200,165
Second lien debt	130,876	Market Yield Analysis	Market Yield Discount Rates	12.01%	14.97%	13.40%
	130,876
Preferred equity	27,892	Market Yield Analysis	Market Yield Discount Rates	9.42%	19.78%	17.01%
		Black-Scholes	Volatility	34.90%	34.90%	34.90%
Total	$1,358,933
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of June 30, 2024 and December 31, 2023, the Company had investments of this nature measured at fair value totaling $188.7 million and zero, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s credit facilities and loan repurchase obligations, which would be categorized as Level 3 within the fair value hierarchy, as of both June 30, 2024 and December 31, 2023, respectively, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates.

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

The Company’s outstanding debt obligations as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$550,000	$542,920	$—	4/8/2029
SPV II facility	595,000	595,000	588,531	—	8/15/2028
Collateralized loan obligations	390,000	390,000	386,544	—	10/15/2035
Subscription facility	200,000	200,000	199,670	—	12/18/2024
Loan repurchase obligations	128,625	128,625	128,625	—	Various (3)
Total	$1,863,625	$1,863,625	$1,846,290	$—

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$485,000	$378,000	$374,700	$107,000	12/21/2026
SPV II facility	445,000	295,000	289,349	150,000	8/15/2028
Collateralized loan obligations	390,000	390,000	386,393	—	11/15/2035
Subscription facility	200,000	35,000	34,319	165,000	12/18/2024
Loan repurchase obligations	50,025	50,025	50,025	—	Various (3)
Total	$1,570,025	$1,148,025	$1,134,786	$422,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)
The unused portion is the amount upon which commitment fees are based, if any.
(3)
Loan repurchase obligations entered into with Macquarie have a term of 90 days, with an option for repayment as early as 45 days. As of June 30, 2024, the remaining contractual maturities were between 44-57 days. As of December 31, 2023, the remaining contractual maturities were between 32-43 days.

The components of interest expense for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Stated interest expense	$32,010	$13,014	59,487	$23,952
Unused/undrawn fees	225	11	439	42
Administration fees	344	307	650	602
Amortization of deferred financing costs	992	405	1,827	806
Total interest expense	$33,571	$13,737	$62,403	$25,402
Average borrowings	$1,580,554	$703,794	$1,466,492	$669,231

Weighted average interest rate (1)	8.24%	7.58%	8.26%	7.35%
Amortization of financing costs	0.25%	0.23%	0.25%	0.24%
Total borrowing costs	8.49%	7.81%	8.51%	7.59%
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

In connection with the amendment on December 16, 2022, the maximum commitment amount of the SPV I Facility increased from $400 million to $485 million. Subsequently, in connection with the amendment on April 8, 2024, the maximum commitment amount of the SPV I Facility increased from $485 million to $550 million. Additionally, the period during which SPV I may make borrowings under the SPV I Facility was extended from December 31, 2024, to April 8, 2027, and the scheduled maturity date was extended from December 21, 2026, to April 8, 2029. Proceeds from borrowings under the SPV I Facility are used to fund portfolio investments by SPV I.

As of both June 30, 2024 and December 31, 2023, respectively, the Company was in compliance with all covenants associated with the SPV I Facility.

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

In connection with the September 8, 2023 amendment, the maximum commitment amount of the SPV II Facility increased from $370 million to $445 million. Subsequently, in connection with the March 21, 2024, and April 18, 2024 amendments, the maximum commitment amount of the SPV II Facility increased from $445 million, to $495 million and $595 million, respectively. Proceeds from borrowings under the SPV II Facility may be used to fund portfolio investments by SPV II. The period during which SPV II may make borrowings under the SPV II Facility expires on August 15, 2026 and the SPV II Facility is scheduled to mature on August 15, 2028.

As of both June 30, 2024 and December 31, 2023, respectively, the Company was in compliance with all covenants associated with the SPV II Facility.

Subscription Facility

On December 21, 2021, the Company entered into a senior secured revolving credit facility with Bank of America, N.A. (“BAML”) (as amended from time to time the “Subscription Facility”). BAML serves as administrative agent and lender under the Subscription Facility.

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

As of both June 30, 2024 and December 31, 2023, respectively, the Company was in compliance with all covenants associated with the Subscription Facility.

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

As of June 30, 2024, the Company had outstanding Repurchase Obligations of $128.6 million associated with repurchase agreements that were entered into on May 15, May 21, May 22, May 24, and May 28. Such Repurchase Obligations are collateralized by a portion of the Company’s term loan holdings in Metropolis Technologies, Inc., Med ParentCo, LP, Foundation Risk Partners, Alteryx Inc., and Sky Merger Sub, LLC. Interest under these Repurchase Obligations is calculated at the inception of each repurchase agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 3.50%. As of June 30, 2024, the remaining contractual maturities of the repurchase agreements were between 44-57 days.

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

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of June 30, 2024 and December 31, 2023, the Company’s unfunded commitments consisted of the following:

June 30, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accession Risk Management	Delayed Draw	11/1/2029	$7,118	$(1)
Azurite Intermediate Holdings, Inc.	Delayed Draw	3/19/2031	21,375	(149)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(137)
Ardonagh Midco 3 PLC	Delayed Draw	2/15/2031	4,217	(29)
Beacon Mobility Corp.	Delayed Draw	12/31/2025	207	(3)
Boasso Global	Delayed Draw	7/1/2028	1,175	15
Boasso Global	Revolver	7/1/2026	4,583	(11)
Carevet LLC	Delayed Draw	6/18/2029	19,800	(396)
Carevet LLC	Delayed Draw	6/18/2029	33,000	-
Carevet LLC	Revolver	6/18/2029	6,600	(66)
Boasso Global	Delayed Draw	7/1/2028	4,038	10
Circor International, Inc.	Revolver	10/18/2029	7,759	(141)
Confluent Holdings LLC	Delayed Draw	3/28/2029	4,318	6
Red Fox CD Acquisition Corp.	Delayed Draw	3/4/2030	19,545	(375)
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(23)
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(58)
Disa Holdings Corp.	Delayed Draw	9/9/2028	12,497	(80)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,514	(28)
FEG, Inc.	Revolver	5/10/2030	5,000	(99)
Foundation Risk Partners	Delayed Draw	10/29/2030	24,600	185
Foundation Risk Partners	Delayed Draw	10/29/2030	9,996	25
Foundation Risk Partners	Revolver	10/29/2029	1,589	(4)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(9)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	-
Galway Borrower LLC	Delayed Draw	9/30/2028	22,203	(95)
Galway Borrower LLC	Revolver	9/30/2028	2,414	(22)
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(280)
Highgate Hotels, L.P.	Revolver	10/26/2029	8,750	(158)
Hotel Equities Group, LLC	Revolver	1/22/2029	4,700	(86)
K1 Speed Inc.	Delayed Draw	1/2/2029	6,071	(121)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	(19)
Maxar Technologies Inc.	Revolver	5/3/2029	5,115	-
Mercury Bidco LLC	Revolver	5/31/2030	13,440	(134)
Natural Partners, Inc.	Revolver	11/29/2027	1,688	(30)
Neptune Platform Buyer, LLC	Delayed Draw	1/19/2031	2,030	(13)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(60)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	52
PetVet Care Centers	Revolver	11/15/2029	6,981	(75)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2030	25,253	(189)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	19,600	39
Sky Merger Sub, LLC	Delayed Draw	5/28/2029	12,500	5
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(615)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	42,286	33
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,136	(21)
TIC Bidco LTD	Delayed Draw	6/16/2031	1,260	(12)
USA Debusk LLC	Delayed Draw	4/30/2031	6,107	(43)
USA Debusk LLC	Revolver	4/30/2030	1,840	(26)
Total Unfunded Commitments			$460,005	$(3,238)

December 31, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accession Risk Management	Delayed Draw	11/1/2029	$40,719	$(578)
Beacon Mobility Corp.	Delayed Draw	12/31/2025	592	(15)
Boasso Global	Delayed Draw	10/3/2024	1,750	(19)
Boasso Global	Revolver	7/1/2026	6,250	(161)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(152)
Circor International, Inc.	Revolver	10/18/2029	7,759	(165)
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(30)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,514	(34)
Foundation Risk Partners	Delayed Draw	10/29/2028	45,000	(435)
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,211	(164)
Highgate Hotels, L.P.	Revolver	10/26/2029	12,500	(247)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	(10)
Maxar Technologies Inc.	Revolver	5/3/2029	8,587	(233)
Momentive Global	Revolver	5/31/2029	5,714	(69)
Natural Partners, Inc.	Revolver	11/29/2027	2,813	(39)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	(68)
PetVet Care Centers	Revolver	11/15/2029	6,981	(138)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	33,333	—
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	1,165	(4)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,136	(34)
Wood Mackenzie, Inc.	Revolver	2/1/2028	2,963	(29)
Total Unfunded Commitments			$207,625	$(2,624)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both June 30, 2024 and December 31, 2023, management was not aware of any pending or threatened material litigation.
Note 9. Net Assets

Subscriptions and Drawdowns

The Company has the authority to issue up to 100 million shares. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of June 30, 2024, the Company had received Capital Commitments totaling $2.2 billion ($751.9 million remaining undrawn).

The following table summarizes the total shares issued and aggregate offering proceeds related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements as of June 30, 2024:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
March 8, 2023	2,601,909	$60,000
April 21, 2023	4,446,421	$100,000
August 8, 2023	3,225,807	$75,000
December 29, 2023	4,310,345	$100,000
March 27, 2024	9,449,812	$225,000
June 5, 2024	16,366,612	$400,000
Total	60,688,879	$1,449,988

Distributions

The Company declared the following distributions for the six months ended June 30, 2024 and 2023:

			Regular	Special	Per Share
Date Declared	Record Date	Payment Date	Distribution	Distribution	Amount	Total Amount
For Calendar Year 2024
March 6, 2024	March 15, 2024	March 28, 2024	$0.65	$—	$0.65	$26,182
May 8, 2024	June 14, 2024	June 27, 2024	$0.65	$0.08	$0.73	$48,879
					$1.38	$75,061
For Calendar Year 2023
March 13, 2023	March 29, 2023	April 17, 2023	$0.65	$—	$0.65	$16,073
June 21, 2023	June 21, 2023	June 28, 2023	$0.65	$—	$0.65	$19,378
					$1.30	$35,451

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

The following table summarizes the DRP Shares issued to shareholders who have “opted in” to the DRP as of June 30, 2024 and the value of such Shares as of the payment dates:

Payment Date	DRP Shares Value	DRP Shares Issued
April 15, 2022	$7,200	286,055
July 15, 2022	$9,321	373,593
October 17, 2022	$8,646	377,076
December 30, 2022	$18,056	801,437
April 17, 2023	$13,892	637,800
June 28, 2023	$16,789	754,571
September 28, 2023	$18,945	828,460
December 28, 2023	$31,456	1,347,765
March 28, 2024	$20,039	861,529
June 27, 2024	$29,653	1,246,983
	$173,997	7,515,269

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net increase in net assets resulting from operations	$49,990	$37,643	$97,298	$62,030
Weighted average shares outstanding	55,270,116	28,704,071	48,036,300	25,780,058
Earnings per share	$0.90	$1.31	$2.03	$2.41

Note 11. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Per Share Data:
Net assets, beginning of period	$23.26	$21.78
Net investment income (1)	1.57	1.60
Net realized gain (loss) (1)	0.26	(0.18)
Net change in unrealized appreciation (depreciation) (2)	0.25	1.00
Net increase in net assets resulting from operations	2.08	2.42
Distributions declared from net investment income (3)	(1.38)	(1.30)
Issuance of shares in connection with our DRP program	(0.01)	(0.03)
Total increase (decrease) in net assets	0.69	1.09
Net assets, end of period	$23.95	$22.87
Shares outstanding, end of period	68,204,148	30,566,835
Total return based on NAV (4)	9.11%	11.30%
Ratios:
Expenses to average net assets (5)	14.69%	13.78%
Net investment income to average net assets (5)	11.53%	13.88%
Portfolio turnover rate (6)	21.27%	6.25%
Supplemental Data:
Net assets, end of period	$1,634,471	$699,107
Total capital commitments, end of period	$2,201,843	$1,235,213
Ratios of total contributed capital to total committed capital, end of period	65.85%	52.62%
Average debt outstanding	$1,466,492	$669,231
Asset coverage ratio (7)	187.7%	187.5%
(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the six months ended June 30, 2024 and 2023, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of August 14, 2024, the date that the consolidated financial statements were issued. There have been no subsequent events, except as disclosed below, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended June 30, 2024.

Subsequent to June 30, 2024, the Company invested in the senior secured loans of Onbe, Inc., RPX Corp., Best Trash LLC, and ASC Engineered Solutions.

Issuance of Unsecured Notes

On August 7, 2024, MSD Investment Corp. (the “Company”) issued and sold $69,000,000 in aggregate principal amount of 7.00% Series A Senior Notes due 2027 (the “Series A Notes”), $75,000,000 in aggregate principal amount of Series B Floating Rate Senior Notes due 2027 (the “Series B Notes”), $116,000,000 in aggregate principal amount of 7.11% Series C Senior Notes due 2029 (the “Series C Notes”), and $75,000,000 in aggregate principal amount of Series D Floating Rate Senior Notes due 2029 (the “Series D Notes” and, together with the Series A Notes, the Series B Notes, and the Series C Notes, the “Notes”) to certain investors in an offering exempt from registration under the Securities Act of 1933, as amended. The Notes were issued and sold pursuant to a Note Purchase Agreement, dated August 7, 2024, by and among the Company and the purchasers named therein (the “Note Purchase Agreement”).

Interest on the Series A Notes and the Series C Notes shall be payable semi-annually on February 7 and August 7, commencing on February 7, 2025, and interest on the Series B Notes and Series D Notes shall be payable quarterly on February 7, May 7, August 7, and November 7, commencing on November 7, 2024. The Series A Notes and the Series C Notes shall be redeemable in whole or in part at the option of the Company at any time or from time to time prior to May 9, 2027, at a redemption price of 100% of the outstanding principal amount of the Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon and the Make-Whole Amount (as defined in the Note Purchase Agreement), and thereafter at par, upon not less than 10 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of June 30, 2024 and December 31, 2023 and (ii) for the three and six months ended June 30, 2024 and 2023:

	As of
	June 30, 2024	December 31, 2023
Total assets	$3,635,966	$2,316,063
Investments in portfolio companies, at fair value	$3,456,579	$2,197,053
Borrowings	$1,863,625	$1,148,025
Net assets	$1,634,471	$937,586
Net asset value per common share	$23.95	$23.26
Leverage ratio (borrowings / total assets)	51.3%	49.6%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Average net assets	$1,419,101	$624,633	$1,258,596	$577,037
Average borrowings	$1,580,554	$703,794	$1,466,492	$669,231
Cost of investments purchased	$1,313,967	$403,504	$1,805,382	$634,258
Sales of investments	$57,427	$—	$69,246	$19,687
Principal repayments	$364,196	$40,585	$512,395	$58,246
Net investment income	$41,613	$24,111	$75,225	$41,374
Net realized gains (losses)	$7,799	$(3,919)	$12,345	$(4,661)
Net change in unrealized appreciation (depreciation)	$578	$17,451	$9,728	$25,317
Net increase (decrease) in net assets resulting from operations	$49,990	$37,643	$97,298	$62,030
Net investment income per share - basic and diluted	$0.75	$0.84	$1.57	$1.60
Earnings per share - basic and diluted	$0.90	$1.31	$2.03	$2.41

Portfolio and Investment Activity for the three and six months ended June 30, 2024 and 2023

The following table presents our portfolio company activity for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Portfolio companies at beginning of period	67	46	61	41
Number of added portfolio companies	17	10	28	17
Number of exited portfolio companies	(8)	(1)	(13)	(3)
Portfolio companies at period end	76	55	76	55

Number of debt investments period end	135	74	135	74
Number of preferred equity investments at period end	6	2	6	2

The following tables present a roll-forward of all investment purchase, sale and repayment activity and changes in fair value within our investment portfolio for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$2,291,434	$229,340	$28,577	$2,549,351
Purchase of investments	1,289,820	—	24,148	1,313,968
Proceeds from principal repayments and sales of investments	(373,038)	(48,584)	—	(421,622)
Other changes in fair value (1)	6,995	2,709	5,178	14,882
Fair value, end of period	$3,215,211	$183,465	$57,903	$3,456,579

	Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$1,942,841	$226,320	$27,892	$2,197,053
Purchase of investments	1,781,234	—	24,148	1,805,382
Proceeds from principal repayments and sales of investments	(533,055)	(48,584)	—	(581,639)
Other changes in fair value (1)	24,191	5,729	5,863	35,783
Fair value, end of period	$3,215,211	$183,465	$57,903	$3,456,579

The following tables present a roll-forward of all investment purchase, sale and repayment activity and changes in fair value within our investment portfolio for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$951,303	$212,776	$23,156	$1,187,235
Purchase of investments	403,504	—	—	403,504
Proceeds from principal repayments and sales of investments	(40,585)	—	—	(40,585)
Other changes in fair value (1)	14,499	5,452	2,664	22,615
Fair value, end of period	$1,328,721	$218,228	$25,820	$1,572,769

	Six Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$748,545	$210,926	$22,267	$981,738
Purchase of investments	633,757	—	501	634,258
Proceeds from principal repayments and sales of investments	(77,719)	—	(214)	(77,933)
Other changes in fair value (1)	24,138	7,302	3,266	34,706
Fair value, end of period	$1,328,721	$218,228	$25,820	$1,572,769
(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

The following table presents selected information regarding our investment portfolio as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024		December 31, 2023
Investments:
Number of portfolio companies	76		61
Number of investments	141		93
Average investment at fair value	$24,515		$23,624
Average cost of debt investments as a percentage of par (1)	97.74%		97.18%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.33%		0.51%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.05%		0.11%
Number of debt investments on non-accrual status	1		1
Weighted Average EBITDA (mm) (2)	217.8		245.3
Median EBITDA (mm) (2)	165.5		187.2
Weighted average net debt through tranche (2)	4.1x		4.1x
Weighted average interest rate coverage (2)	2.5x		3.1x
Percentage of sponsored investments	85.80%		83.65%

Floating interest rate debt investments:
Percent of debt portfolio (3)	97.3%		96.3%
Weighted average interest rate floors	0.91%		0.73%
Weighted average coupon spread to base interest rate	590	bps	626	bps
Weighted average effective yield on floating rate debt investments at amortized cost (4)	11.91%		12.85%

Fixed interest debt investments: (5)
Percent of debt portfolio (3)	2.7%		3.7%
Weighted average coupon rate	8.89%		8.94%
Weighted average effective yield on fixed rate debt investments at amortized cost (4)	10.25%		9.89%

Other metrics:
Weighted average years to maturity on debt investments	4.60	years	4.12	years
Weighted average effective yield on the portfolio at amortized cost (4) (5)	11.90%		12.74%

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
(5)
Calculations exclude non-performing debt investments.

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of:

	June 30, 2024		December 31, 2023
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$12,853	0.4%	$12,853	0.6%
2024	$—	—	43,560	1.9
2025	$101,979	2.9	196,430	8.8
2026	$402,730	11.6	570,903	25.5
2027	$187,670	5.4	114,536	5.1
2028	$597,792	17.2	491,877	22.0
2029	$844,773	24.3	361,356	16.1
2030	$1,056,584	30.3	448,518	20.0
2031	$275,796	7.9	—	—
	$3,480,177	100.0%	$2,240,033	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024			As of December 31, 2023
Risk Rating	Fair Value	% of Portfolio	# of Investments	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—	$—	0.0%	—
2	120,314	3.5	4	70,386	3.2	2
3	3,334,433	96.4	136	2,123,142	96.7	89
4	—	0.0	—	1,096	0.0	1
5	1,832	0.1	1	2,429	0.1	1
	$3,456,579	100.0%	141	$2,197,053	100.0%	93

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

Operating results for the three and six months ended June 30, 2024 and 2023 are presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Total investment income	$91,630	$46,033	$168,613	$81,151
Total expenses	50,017	21,922	93,388	39,777
Net investment income	41,613	24,111	75,225	41,374
Net realized gain (loss)	7,799	(3,919)	12,345	(4,661)
Net change in unrealized appreciation (depreciation)	578	17,451	9,728	25,317
Net increase (decrease) in net assets resulting from operations	$49,990	$37,643	$97,298	$62,030

Investment Income

Investment income consisted of the following components for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income on debt securities
Cash interest	$77,975	$35,966	$143,084	$65,606
PIK interest	3,631	4,941	6,889	7,169
Net accretion/amortization of discounts/premiums	3,079	1,940	7,853	3,816
Total interest on debt securities	84,685	42,847	157,826	76,591
Dividend Income	552	—	552	—
PIK dividend	1,068	972	2,121	1,903
Total interest and dividend income	86,305	43,819	160,499	78,494
Other income	5,325	2,214	8,088	2,657
Total investment income	$91,630	$46,033	$168,587	$81,151
Average investments at cost (1)	$3,006,306	$1,412,471	$2,740,476	$1,285,336
Income return (2)	2.87%	3.10%	5.86%	6.11%

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

The table below shows a breakdown of our operating expenses for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Fixed Operating Expenses
Professional fees (1)	$638	$382	$1,081	$586
Board of directors' fees	77	78	155	155
General and other expenses	102	99	202	144
Organization and offering costs (2)	19	1	44	19
Total fixed operating expenses	836	560	1,482	904

Variable operating expenses:
Interest expense (3)	33,571	13,737	62,403	25,402
Management fees	5,534	2,604	10,095	4,630
Administrative expense (4)	1,011	647	2,957	1,324
Custody expense	227	96	406	157
Transfer agency fees	16	23	32	75
Total variable operating expenses	40,359	17,107	75,893	31,588

Performance-dependent expenses:
Income based incentive fee	7,566	4,255	13,686	7,285
Capital gains incentive fee	1,256	—	2,327	—
Total performance-dependent expenses	8,822	4,255	16,013	7,285

Total expenses	$50,017	$21,922	$93,388	$39,777
(1)
Professional fees include the expenses for third-party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the three and six months ended June 30, 2024 and 2023 is described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the three and six months ended June 30, 2024, our net realized gains (losses) were $7.8 million and $12.3 million , respectively, and our net change in unrealized appreciation (depreciation) were $0.6 million and $9.7 million, respectively.

For the three and six months ended June 30, 2023, our net realized gains (losses) were ($3.9) million and ($4.7) million, respectively, and our net change in unrealized appreciation (depreciation) were $17.5 million and $25.3 million, respectively.

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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of June 30, 2024 and December 31, 2023, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Fair value of level 3 investments at the end of the period	$2,725,936	$997,846	$2,725,936	$997,846
Fair value assuming a 5% increase in value	2,862,233	1,047,738	2,862,233	1,047,738

Increase in unrealized appreciation	136,297	49,892	136,297	49,892
(Increase) in management fees	(256)	(94)	(511)	(75)
(Increase) in capital gains incentive fees (1)	(20,445)	(7,484)	(20,445)	(7,484)
Increase in net assets resulting from operations	$115,596	$42,314	$115,341	$42,333

Weighted average shares outstanding	55,270,105	28,704,071	48,036,294	25,780,058
Shares outstanding at the end of the period	68,203,891	30,566,836	68,203,891	30,566,836

Increase in earnings per share	$2.09	$1.47	$2.40	$1.64
Increase in net assets per share	$1.69	$1.38	$1.69	$1.38
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

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of June 30, 2024 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated (Note.5 Derivative Instruments). However, no assurance can be given that such hedging transactions will be effective.

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

Liquidity

The tables below present a summary of our liquidity position as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$102,611	$98,606
Unused borrowing capacity	—	422,000
Principal receivable	46,346	—
Unfunded investment commitments (1)	(460,005)	(207,625)
Undrawn capital commitments	751,855	619,690
Other net working capital (2)	(124,882)	(224,415)
	$315,925	$708,256
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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I facility	$550,000	$—	$—	$550,000	$—
SPV II facility	595,000	—	—	595,000	—
Collateralized loan obligations	390,000	—	—	—	390,000
Subscription facility	200,000	200,000	—	—	—
Loan repurchase obligations	128,625	128,625	—	—	—
Total Contractual Obligations	$1,863,625	$328,625	$—	$1,145,000	$390,000

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by the Adviser as Valuation Designee based on, among other things, the input of our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of June 30, 2024, 97.3% of our debt investments (95.6% of our total investments), or $3.31 billion measured at fair value, are subject to floating interest rates. Additionally, all of our Credit Facilities are also subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for Income-Based Fee as described in Note 3. Agreements and Related Party Transactions.

Since March 2022, the Federal Reserve has been raising interest rates. Although the Federal Reserve left its benchmark rates steady in the second quarter of 2024, it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could propel the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2024. Interest expense is calculated based on the terms of the Financing Facilities, using the outstanding balances as of June 30, 2024. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$98,620	$(55,788)	$42,832
Up 200 basis points	64,949	(37,152)	27,797
Up 100 basis points	31,277	(18,515)	12,762
Down 100 basis points	(35,339)	18,757	(16,582)
Down 200 basis points	(68,487)	37,393	(31,094)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 25, 2024 (See “Part I Item 1A. Risk Factors”), which is accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended June 30, 2024 to the risk factors discussed in Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
None
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
10.8

Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.9

Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.10

Amendment No.1 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on March 23, 2023)

10.11

Amendment No. 2 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 23, 2023)

10.12

Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form 10 filed on February 8, 2022)

10.13

First Amendment to the Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 25, 2024)

10.14

Loan and Security Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2023)

10.15

Amendment No. 1 to Loan and Security Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 9, 2023)

10.16

Indenture, dated as of November 15, 2023, by and between MSD BDC CLO I, LLC and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 25, 2024)

10.17

Collateral Management Agreement, dated November 15, 2023, by and between MSD BDC CLO I, LLC and MSD Partners, L.P. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 25, 2024)

10.18

Master Transfer Agreement, dated as of November 15, 2023, by and between MSD Investment Corp., as seller, and MSD BDC CLO I, LLC, as purchaser (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 25, 2024)

10.19

Amendment No. 2 to the Loan and Security Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.19 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.20

Amendment No. 4 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC, as borrower, the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, Deutsche Bank AG, New York Branch as facility agent,

U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian (incorporated by reference to Exhibit 10.20 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.21

Amendment No. 3 to the Loan and Security Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.22	Note Purchase Agreement, dated August 7, 2024, by and between MSD Investment Corp. and the purchasers party thereto.*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSD Investment Corp.

Date:	August 14, 2024	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	August 14, 2024	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer