Form 10-Q
period 2024-09-30
MSD Investment Corp.
filed 2024-11-08
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 8, 2024 was 98,381,778.

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

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$4,021,111	$2,197,053
Cash and cash equivalents	337,871	98,606
Subscription receivable	16,783	—
Interest and dividends receivable	28,110	19,276
Principal receivable	41,265	—
Prepaid expenses and other assets	101	1,128
Total assets	$4,445,241	$2,316,063

LIABILITIES
SPV I facility	$550,000	$378,000
SPV II facility	595,000	295,000
Collateralized loan obligations	390,000	390,000
Subscription facility	—	35,000
Loan repurchase obligations	251,977	50,025
Unsecured Notes	335,000	—
Deferred financing costs net of accumulated amortization	(20,517)	(13,239)
Total debt, net of financing costs	2,101,460	1,134,786
Payable for investments purchased	162,736	214,584
Interest payable	29,112	17,800
Distributions payable	23	—
Income based incentive fee payable	9,160	5,123
Management fees payable	7,055	3,784
Capital gains incentive fee payable	3,302	—
Accrued expenses and other liabilities	2,477	608
Accrued professional fees	1,518	432
Due to affiliates	2,075	449
Financing costs payable	2,044	114
Unrealized depreciation on forward contracts	2,623	797
Total liabilities	$2,323,585	$1,378,477
Commitments and contingencies (Note 8)
NET ASSETS
Preferred Stock, par value $0.001 (250 shares authorized and outstanding) (2)	$—	$—
Paid-in capital in excess of par value of Preferred Stock	750	750
Common stock, par value $0.001 (100,000,000 shares authorized, 88,100,334 and 40,279,212 shares issued and outstanding, respectively)	88	40
Paid-in capital in excess of par value	2,105,045	952,139
Distributable earnings (accumulated losses)	15,773	(15,343)
Total net assets	$2,121,656	$937,586
Net asset value per common share	$24.07	$23.26

(1)
Non-controlled/non-affiliated investments at amortized cost $4,019,503 and $2,208,817 as of September 30, 2024 and December 31, 2023, respectively.
(2)
Preferred Stock par value as of both September 30, 2024 and December 31, 2023 is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$106,937	$49,513	$257,874	$118,935
Dividend Income	(52)	1,021	526	1,021
Payment-in-kind interest income	3,787	1,434	10,676	8,603
Payment-in-kind dividend income	2,253	—	4,374	1,903
Other income	775	654	8,863	3,311
Total investment income	113,700	52,622	282,313	133,773
Expenses:
Interest expense	42,925	17,798	105,328	43,200
Income based incentive fee	9,160	4,542	22,846	11,827
Management fees	7,055	3,121	17,150	7,751
Administration expense	1,074	767	4,031	2,091
Capital gains incentive fee	975	—	3,302	—
Professional fees	1,040	359	2,121	945
Custody expense	269	103	675	260
General and other expenses	191	95	393	239
Board of directors’ fee	53	77	208	232
Organization and offering costs	19	2	63	21
Transfer agency fees	9	20	41	95
Total expenses	62,770	26,884	156,158	66,661
Net investment income (loss)	50,930	25,738	126,155	67,112

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	5,742	2,140	16,002	1,255
Foreign currency forward contracts	(694)	2,609	1,314	(1,024)
Foreign currency transactions	827	(186)	904	(329)
Net realized gain (loss)	5,875	4,563	18,220	(98)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	4,716	7,184	13,372	31,790
Foreign currency forward contracts	(2,376)	343	(1,826)	1,060
Foreign currency transactions	(1,712)	—	(1,190)	(6)
Net change in unrealized appreciation (depreciation)	628	7,527	10,356	32,844
Net realized and unrealized gain (loss)	6,503	12,090	28,576	32,746
Net increase (decrease) in net assets resulting from operations	$57,433	$37,828	$154,731	$99,858

Preferred Stock Dividends	(23)	—	(68)	—
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$57,410	$37,828	$154,663	$99,858

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.70	$0.79	$2.24	$2.39
Earnings per share (basic and diluted)	$0.79	$1.17	$2.75	$3.56
Distributions declared per common share	$0.67	$0.68	$2.05	$1.98
Weighted average shares outstanding (basic and diluted)	72,596,377	32,466,609	56,268,734	28,032,111

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2023 (1)	250	$—	40,279,212	$40	$952,889	$(15,343)	$937,586
Operations:
Net investment income	—	—	—	—	—	33,612	33,612
Net realized gain (loss)	—	—	—	—	—	4,546	4,546
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	9,150	9,150
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	47,308	47,308
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(26,205)	(26,205)
Net increase (decrease) in net assets resulting from shareholder distributions			—	—	—	(26,205)	(26,205)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	861,529	1	20,040	—	20,041
Issuance of common shares	—	—	9,449,812	10	224,990	—	225,000
Net increase (decrease) for the period	—	—	10,311,341	11	245,030	21,103	266,144
Balance, March 31, 2024 (1)	250	$—	50,590,553	$51	$1,197,919	$5,760	$1,203,730
Operations:
Net investment income	—	—	—	—	—	41,613	41,613
Net realized gain (loss)	—	—	—	—	—	7,799	7,799
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	578	578
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	49,990	49,990
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(48,901)	(48,901)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(48,901)	(48,901)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	1,246,983	1	29,651	—	29,652
Issuance of shares	—	—	16,366,612	16	399,984	—	400,000
Net increase (decrease) for the period	—	—	17,613,595	17	429,635	1,089	430,741
Balance, June 30, 2024	250	$—	68,204,148	$68	$1,627,554	$6,849	$1,634,471
Operations:
Net investment income	—	—	—	—	—	50,930	50,930
Net realized gain (loss)	—	—	—	—	—	5,875	5,875
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	628	628
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	57,433	57,433
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(48,509)	(48,509)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(48,509)	(48,509)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	1,179,974	1	28,260	—	28,261
Issuance of shares	—	—	18,716,212	19	449,981	—	450,000
Net increase (decrease) for the period	—	—	19,896,186	20	478,241	8,924	487,185
Balance, September 30, 2024	250	$—	88,100,334	$88	$2,105,795	$15,773	$2,121,656

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2022	—	$—	22,126,135	$22	$535,300	$(53,476)	$481,846
Operations:
Net investment income	—	—	—	—	—	17,263	17,263
Net realized gain (loss)	—	—	—	—	—	(742)	(742)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	7,866	7,866
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	24,387	24,387
Shareholder distributions:
Distributions paid or accrued	—	—	—	—	—	(16,073)	(16,073)
Net increase (decrease) in net assets resulting from shareholder distributions			—	—	—	(16,073)	(16,073)
Capital Share Transactions:
Issuance of shares	—	—	2,601,908	3	59,997	—	60,000
Net increase (decrease) for the period		—	2,601,908	3	59,997	8,314	68,314
Balance, March 31, 2023	—	$—	24,728,043	$25	$595,297	$(45,162)	$550,160
Operations:
Net investment income	—	—	—	—	—	24,111	24,111
Net realized gain (loss)	—	—	—	—	—	(3,919)	(3,919)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	17,451	17,451
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	37,643	37,643
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(19,378)	(19,378)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(19,378)	(19,378)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (2)	—	—	1,392,371	1	30,680	—	30,681
Issuance of shares	—	—	4,446,421	5	99,995	—	100,000
Net increase (decrease) for the period	—	—	5,838,792	6	130,675	18,265	148,946
Balance, June 30, 2023	—	$—	30,566,835	$31	$725,972	$(26,897)	$699,106
Operations:
Net investment income	—	—	—	—	—	25,738	25,738
Net realized gain (loss)	—	—	—	—	—	4,563	4,563
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	7,527	7,527
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	37,828	37,828
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(22,882)	(22,882)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(22,882)	(22,882)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions (2)	—	—	828,460	1	18,945	—	18,946
Issuance of shares	—	—	3,225,807	3	74,997	—	75,000
Net increase (decrease) for the period	—	—	4,054,267	4	93,942	14,946	108,892
Balance, September 30, 2023	—	$—	34,621,102	$35	$819,914	$(11,951)	$807,998
(1)
Preferred shares par value is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

	For the Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$154,731	$99,858
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(15,053)	(8,603)
Net accretion of discount and amortization of premium	(11,897)	(5,765)
Proceeds from sale of investments and principal repayments	756,213	224,007
Purchases of investments	(2,523,947)	(930,969)
Net realized (gains) losses on investments	(16,002)	(1,255)
Net change in unrealized (appreciation) depreciation on investments	(13,372)	(31,790)
Net receipt of settlement of derivatives	1,314	(1,024)
Net realized (gains) losses on derivatives	(1,314)	1,024
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	1,826	(1,060)
Amortization of deferred financing costs	3,006	1,351
(Increase) decrease in operating assets:
Interest and dividends receivable	(8,834)	(4,643)
Principal receivable	(41,265)	(10,331)
Prepaid expenses and other assets	1,027	939
Increase (decrease) in operating liabilities:
Due to affiliates	1,626	1,097
Payable for investments purchased	(51,848)	105,938
Management fees payable	3,271	3,038
Income based incentive fee payable	4,037	4,483
Capital gains incentive fee payable	3,302	—
Interest payable	11,312	9,098
Accrued professional fees	1,086	151
Accrued expenses and other liabilities	1,869	250
Net cash provided (used in) by operating activities	(1,738,912)	(544,206)
Cash flow from financing activities
Proceeds from issuance of common shares (net of change in subscriptions receivable)	1,058,217	235,000
Proceeds from repurchase obligations	584,280	263,816
Repayment of repurchase obligations	(382,328)	(160,534)
Debt borrowings	1,635,000	569,000
Debt repayments	(863,000)	(314,000)
Distributions paid	(45,594)	(8,706)
Deferred financing costs paid	(8,353)	(5,873)
Preferred dividends paid	(45)	—
Net cash provided by (used in) financing activities	1,978,177	578,703
Net increase in cash, cash equivalents, and restricted cash	239,265	34,497
Cash, cash equivalents, and restricted cash, beginning of period	98,606	40,936
Cash, cash equivalents, and restricted cash, end of period	$337,871	$75,433
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$337,871	$75,433
Restricted cash	$—	$—
Total cash, cash equivalents, and restricted cash	$337,871	$75,433
Supplemental disclosure of cash flow information and non-cash financing activities
Change in subscription receivable	$16,783	$—
Cash paid for interest	$83,925	$32,720
Reinvestment of shareholder distributions	$77,953	$49,627
Change in distributions payable	$23	$—
Incremental financing cost payable	$1,980	$—

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Frontgrade Technologies Inc.	(8)	S + 5.00%	0.75%	10.10%	1/9/2030	9,706	9,538	9,706	0.46%
Frontgrade Technologies Inc.	(8)	S + 5.00%	0.75%	10.10%	1/9/2030	60,010	58,818	60,010	2.83
Frontgrade Technologies Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.75%	0.75%	11.34%	1/9/2028	—	(132)	—	—
Sky Merger Sub, LLC	(8)	S + 6.60%	1.50%	11.66%	5/28/2029	111,797	109,122	109,193	5.15
Sky Merger Sub, LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 6.60%	1.50%	11.19%	5/28/2029	—	—	21	0.00
Sky Merger Sub, LLC - Revolving Credit Facility	(8)(9)(12)	S + 6.60%	1.50%	11.19%	5/28/2029	—	(582)	(582)	(0.03)
Systems Planning and Analysis, Inc.	(8)	S + 5.00%	1.00%	10.26%	8/16/2027	10,631	10,507	10,528	0.50
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan A	(8)(9)(12)	S + 5.90%	1.00%	10.26%	8/16/2027	7,676	7,368	7,506	0.35
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan	(8)	S + 5.90%	1.00%	10.26%	8/16/2027	6,639	6,539	6,574	0.31
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.00%	1.00%	10.34%	8/16/2027	1,138	1,079	1,081	0.05
The Nordam Group Inc.	(8)	S + 5.60%	0.00%	10.45%	4/9/2026	11,553	10,894	11,437	0.54
							213,151	215,474	10.16
Automotive
Titan Purchaser, Inc.	(8)	S + 6.00%	1.00%	11.06%	3/1/2030	11,121	11,031	11,288	0.53
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Delayed Draw Term Loan	(8)(9)(12)	S + 4.75%	0.75%	10.06%	11/1/2029	45,568	44,962	44,961	2.12
Ardonagh Midco 3 PLC	UK(8)(10)(11)	S + 4.75%	0.50%	9.90%	2/15/2031	29,398	28,990	28,994	1.37
Foundation Risk Partners	(8)	S + 5.25%	0.75%	9.85%	10/29/2030	19,840	19,793	19,793	0.93
Foundation Risk Partners - Delayed Draw Term Loan	(8)(9)(12)	S + 5.25%	0.75%	9.85%	10/29/2030	41,166	40,453	41,098	1.94
Foundation Risk Partners - Delayed Draw Term Loan Incremental	(8)(9)(12)	S + 5.25%	0.75%	9.84%	10/29/2030	—	(44)	26	0.00
Foundation Risk Partners - Revolving Credit Facility	(8)(9)(12)	S + 5.25%	0.75%	9.84%	10/29/2029	—	—	(4)	(0.00)
Foundation Risk Partners - Revolving Credit Facility Incremental	(8)(9)(12)	S + 5.25%	0.75%	9.84%	10/29/2029	—	(35)	(9)	(0.00)
Highgate Hotels, L.P.	(8)	S + 5.50%	1.00%	10.10%	11/5/2029	99,250	97,530	97,562	4.60
Highgate Hotels, L.P. - Revolving Credit Facility	(8)(9)(12)	S + 5.50%	1.00%	10.10%	11/3/2029	1,250	1,038	1,250	0.05
Onbe Inc.	(8)	S + 5.50%	1.00%	10.35%	7/25/2031	130,000	127,424	127,468	6.01
							360,111	361,139	17.02
Beverage, Food & Tobacco
LJ Perimeter Buyer, Inc.	(8)	S + 6.65%	1.00%	11.90%	10/31/2028	19,170	18,742	18,776	0.88
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.65%	1.00%	11.90%	10/31/2028	2,465	2,393	2,397	0.11
							21,135	21,173	0.99
Capital Equipment
Circor International, Inc.	(8)	S + 6.00%	1.00%	11.25%	10/18/2030	67,073	65,862	65,913	3.11
Circor International, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.00%	1.00%	10.59%	10/18/2029	—	(131)	(131)	(0.01)
Faraday Buyer, LLC	(8)	S + 6.00%	1.00%	10.60%	10/10/2028	33,223	32,645	32,676	1.54
Faraday Buyer, LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 6.00%	1.00%	10.59%	10/10/2028	—	(23)	(23)	(0.00)
Neptune Platform Buyer, LLC	(8)	S + 5.25%	0.75%	9.85%	1/19/2031	6,935	6,838	6,841	0.32
Neptune Platform Buyer, LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 5.25%	0.75%	9.85%	1/19/2031	486	470	470	0.02
Trillium FlowControl	LU(8)(10)(11)	S + 5.76%	1.00%	10.37%	6/28/2026	17,595	17,506	17,520	0.83
							123,167	123,266	5.81
Chemicals, Plastics & Rubber
Hexion Holdings Corporation - Incremental Term Loan	(8)	S + 6.25%	0.50%	11.10%	3/15/2028	19,950	19,427	20,050	0.95

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Construction & Building
Cook & Boardman Group	(8)	S + 6.00%	1.00%	10.60%	3/4/2030	124,375	122,010	122,123	5.76
Cook & Boardman Group - Delayed Draw Term Loan	(8)(9)(12)	S + 6.00%	1.00%	10.60%	3/4/2030	10,155	9,776	9,794	0.46
Great Day Improvements LLC	(8)	S + 5.76%	1.50%	10.71%	6/13/2030	85,785	84,123	84,154	3.97
Great Day Improvements LLC - Revolving Credit Facility	(8)(9)(12)	S + 5.76%	1.50%	10.35%	6/13/2030	—	(266)	(266)	(0.01)
							215,643	215,805	10.18
Consumer Goods: Durable
Parfums Holdings Co.	(8)	S + 5.25%	1.00%	9.85%	6/27/2030	96,508	95,549	95,584	4.51
Parfums Holdings Co. - Revolving Credit Facility	(8)(9)(12)	S + 5.25%	1.00%	9.84%	6/27/2029	—	(57)	(57)	(0.00)
Victra Finance Corp.		S + 6.50%	0.75%	9.85%	3/31/2029	95,877	95,589	96,476	4.54
Victra Finance Corp.	(9)	N/A	N/A	8.75%	9/15/2029	6,132	6,132	6,437	0.30
							197,213	198,440	9.35
Containers, Packaging & Glass
Confluent Holdings LLC	(8)	S + 7.00%	2.00%	11.60%	3/28/2029	28,789	27,980	28,014	1.32
Dellner Couplers Group AB	UK(9)(10)(11)	L + 5.50%	0.50%	8.90%	6/29/2029	EUR 38,000	40,275	42,172	1.99
Confluent Holdings LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 7.00%	2.00%	11.60%	3/28/2029	10,076	9,805	9,818	0.46
Klockner Pentaplast of America Inc.	(9)(11)	S + 4.75%	0.00%	9.72%	2/9/2026	682	647	638	0.03
							78,707	80,642	3.80
Energy: Oil & Gas
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	2,121	2,139	2,124	0.10
Environmental Industries
Inframark	(8)(9)	S + 5.00%	0.75%	10.25%	7/31/2031	17,991	17,812	17,815	0.84
Inframark - Delayed Draw Term Loan	(8)(9)(12)	S + 5.00%	0.75%	9.59%	7/31/2031	—	(17)	(17)	(0.00)
							17,795	17,798	0.84
Healthcare & Pharmaceuticals
CareVet LLC - Term Loan A	(8)	S + 6.00%	2.00%	10.60%	6/18/2029	112,200	111,435	111,329	5.25
CareVet LLC - Term Loan B	(8)(9)	N/A	N/A	14.75% (Incl 7.5% PIK)	6/18/2029	10,203	9,917	10,142	0.48
CareVet LLC - Delayed Draw Term Loan A	(8)(9)(12)	S + 6.00%	2.00%	10.59%	6/18/2029	—	(374)	(372)	(0.02)
CareVet LLC - Delayed Draw Term Loan B	(8)(9)(12)	S + 6.00%	2.00%	10.59%	6/18/2029	—	37	38	0.00
CareVet LLC - Revolving Credit Facility	(8)(9)(12)	S + 6.00%	2.00%	10.59%	6/18/2029	—	(62)	(62)	(0.00)
Gainwell Acquisition Corp	(9)	S + 4.10%	0.75%	8.70%	10/1/2027	995	951	945	0.04
Natural Partners, Inc.	(8)	S + 4.65%	1.00%	9.71%	11/29/2027	37,477	37,035	36,914	1.74
Natural Partners, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 4.65%	1.00%	9.24%	11/29/2027	—	(31)	(42)	(0.00)
Pharmalogic Holdings Corp.	(8)(9)	S + 5.00%	1.00%	9.85%	6/21/2030	19,953	19,661	19,667	0.93
Pharmalogic Holdings Corp.	(8)(9)	S + 5.00%	1.00%	9.92%	6/21/2030	CAD 75,000	53,977	54,659	2.58
Pharmalogic Holdings Corp. - Delayed Draw Term Loan	(8)(9)(12)	S + 5.00%	1.00%	9.59%	6/21/2030	—	(173)	(172)	(0.01)
							232,373	233,046	10.99

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
High Tech Industries
Alteryx, Inc.	(8)	S + 6.50%	0.75%	11.35%	3/19/2031	26,125	25,745	25,763	1.21
Alteryx, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 6.50%	0.75%	11.09%	3/19/2031	—	(132)	(132)	(0.01)
Alteryx, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.50%	0.75%	11.35%	3/19/2031	38,000	37,318	37,337	1.76
Coreweave - Delayed Draw Term Loan	(8)(9)(12)	S + 6.00%	0.00%	10.59%	8/29/2029	—	14	—	—
GSM Outdoors	(8)(9)	S + 5.00%	0.00%	9.85%	9/30/2031	15,000	13,950	13,950	0.66
Inmar, Inc.		S + 5.50%	1.00%	10.36%	5/1/2026	44,462	43,598	44,470	2.10
TIC Bidco LTD	UK(9)(10)(11)	SO + 5.00%	0.00%	9.95%	6/16/2031	GBP 9,240	11,708	12,305	0.58
TIC Bidco LTD - Delayed Draw Term Loan	UK(9)(10)(11)(12)	SO + 5.00%	0.00%	9.95%	6/16/2031	—	1	9	0.00
Watchguard Technologies, Inc.		S + 5.25%	0.75%	10.10%	7/2/2029	59,847	57,724	59,099	2.79
							189,926	192,801	9.09
Hotel, Gaming & Leisure
Chuck E. Cheese		N/A	N/A	6.75%	5/1/2026	17,534	16,943	17,384	0.82
ClubCorp Holdings Inc.		S + 5.26%	0.00%	9.87%	9/18/2026	71,257	68,453	71,296	3.36
Hotel Equities Group, LLC	(8)	S + 5.75%	2.00%	11.03%	1/22/2029	35,000	34,475	34,396	1.62
Hotel Equities Group, LLC - Revolving Credit Facility	(8)(9)(12)	S + 5.75%	2.00%	10.81%	1/22/2029	5,300	5,128	5,300	0.25
J&J Ventures Gaming LLC	(8)	S + 5.11%	0.75%	9.96%	4/26/2028	135,000	131,172	131,240	6.19
K1 Speed Inc.	(8)	S + 6.25%	1.00%	11.57%	1/2/2029	18,214	17,894	17,871	0.84
K1 Speed Inc. Incremental	(8)(9)	S + 6.25%	1.00%	11.59%	1/2/2029	4,250	4,168	4,170	0.20
K1 Speed Inc. DDTL B	(8)(9)	S + 6.25%	1.00%	10.85%	1/2/2029	3,643	3,573	3,574	0.17
K1 Speed Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.25%	1.00%	10.84%	1/2/2029	—	(109)	(114)	(0.01)
Sandlot Baseball Borrower Co.	(8)	S + 5.75%	1.00%	10.35%	12/27/2028	66,167	65,002	65,044	3.07
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan	(8)(9)(12)	S + 5.75%	1.00%	10.35%	12/27/2028	14,928	14,723	14,731	0.69
							361,422	364,892	17.20
Media: Advertising, Printing & Publishing
Emerald Exhibitions	(11)	S + 5.10%	0.00%	9.95%	5/22/2026	39,445	38,798	39,519	1.86
Nottingham Forest	UK(8)(9)(10)(11)	N/A	N/A	13.13% PIK	7/15/2028	GBP 4,184	5,568	5,568	0.26
Sheffield United F.C.	UK(8)(9)(10)(11)	N/A	N/A	10.70%	7/22/2026	GBP 10,783	13,345	14,380	0.68
Southampton FC	UK(8)(9)(10)(11)	SO + 6.00%	0.00%	11.11%	9/23/2029	GBP 70,000	92,266	92,459	4.36
Southampton FC - Revolving Credit Facility	UK(8)(9)(10)(11)	SO + 6.00%	0.00%	11.11%	9/23/2029	GBP 10,000	13,181	13,209	0.62
							163,158	165,135	7.78

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Media: Broadcasting & Subscription
E.W. Scripps	(9)(11)	S + 2.68%	0.75%	7.52%	5/1/2026	21,954	21,015	21,322	1.00
E.W. Scripps	(9)(11)	N/A	N/A	5.88%	7/15/2027	100	68	87	—
							21,083	21,409	1.00
Media: Diversified & Production
Candle Media Co Ltd	(8)	S + 6.10%	0.75%	10.70% (Incl 4.00% PIK)	6/18/2027	44,746	44,275	42,711	2.01
Candle Media Co Ltd -Delayed Draw Term Loan	(8)	S + 6.10%	0.75%	10.70% (Incl 4.00% PIK)	6/18/2027	17,714	17,543	16,909	0.80
Getty Images Inc.	(11)	S + 4.60%	0.00%	8.85%	2/19/2026	15,998	15,978	15,888	0.75
							77,796	75,508	3.56
Retail
Xponential Fitness LLC	(8)(11)	S + 6.61%	1.00%	11.46%	3/15/2026	87,343	86,041	87,343	4.12
Services: Business
ASC Engineered Solutions	(8)(9)	S + 5.00%	0.75%	9.60%	7/10/2031	50,000	49,503	49,516	2.33
AVSC Holding Corporation	(9)	S + 3.65%	1.00%	8.45%	3/1/2025	24,939	24,931	24,794	1.17
BDO USA, P.C.	(8)	S + 6.00%	2.00%	10.85%	8/31/2028	65,820	64,729	64,757	3.05
Best Trash LLC	(8)(9)	S + 5.00%	1.00%	9.60%	7/10/2031	52,500	51,850	51,865	2.44
Best Trash LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 5.00%	1.00%	9.59%	7/10/2031	—	(95)	(95)	—
Best Trash LLC - Revolving Credit Facility	(8)(9)(12)	S + 5.00%	1.00%	9.60%	7/10/2031	190	114	114	0.01
Brock Holdings III, LLC		S + 6.00%	0.50%	10.60%	5/1/2030	25,000	24,522	25,156	1.19
Clarion Events Limited	UK(10)(11)	S + 5.73%	1.00%	10.36%	9/30/2027	48,145	47,654	48,085	2.27
DISA Holdings Corp.	(8)	S + 5.00%	0.75%	10.02%	9/9/2028	16,622	16,396	16,404	0.77
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)(12)	S + 5.00%	0.75%	10.11%	9/9/2028	1,434	1,353	1,354	0.06
DISA Holdings Corp. - Revolving Credit Facility	(8)(9)(12)	S + 5.00%	0.75%	9.59%	9/9/2028	—	(54)	(55)	(0.00)
Legends Hospitality Holding Company	(8)	S + 5.00%	0.75%	10.13%	8/22/2031	63,750	62,485	62,494	2.95
Legends Hospitality Holding Company - Delayed Draw Term Loan	(8)(9)(12)	S + 5.00%	0.75%	9.59%	8/22/2031	—	(36)	(36)	(0.00)
Legends Hospitality Holding Company - Revolving Credit Facility	(8)(9)(12)	S + 5.00%	0.75%	9.59%	8/22/2031	—	(148)	(148)	(0.01)
RPX Corporation	(8)(9)	S + 5.50%	1.00%	10.70%	8/2/2030	68,705	67,694	67,723	3.19
RPX Corporation	(8)(9)(12)	S + 5.50%	1.00%	10.35%	8/2/2030	—	(89)	(88)	(0.00)
SurveyMonkey Global Inc.	(8)(15)	S + 5.75%	1.00%	11.00%	5/31/2030	126,244	124,502	125,037	5.89
SurveyMonkey Global Inc. - Revolving Credit Facility	(8)(9)(12)(15)	S + 5.75%	1.00%	10.34%	5/31/2030	—	(184)	(127)	(0.01)
Townsend	(8)(9)	S + 6.50%	1.50%	11.75%	8/1/2030	12,000	11,646	11,650	0.55
Townsend - Revolving Credit Facility	(8)(9)(12)	S + 6.50%	1.50%	11.09%	8/1/2029	—	(73)	(73)	(0.00)
Travelport Finance (Luxembourg) S.A.R.L	LU(10)(11)	S + 8.26%	1.00%	13.59% (Incl 6.59% PIK)	9/30/2028	54,693	54,355	47,132	2.22
USA Debusk LLC	(8)	S + 5.25%	0.75%	9.85%	4/30/2031	16,603	16,362	16,369	0.77
USA Debusk LLC - Delayed Draw Term Loan	(8)(9)(12)	S + 5.25%	0.75%	10.37%	4/30/2031	687	641	642	0.03
USA Debusk LLC - Revolving Credit Facility	(8)(9)(12)	S + 5.25%	0.75%	10.35%	4/30/2030	1,181	1,149	1,149	0.05
							619,207	613,619	28.92

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Consumer
CSC Serviceworks	(9)	S + 4.26%	0.75%	9.26%	3/4/2028	218	203	190	0.01
FEG, Inc.	(8)	S + 5.25%	1.00%	10.36%	5/10/2030	89,775	88,046	88,095	4.15
FEG, Inc. - Revolving Credit Facility	(8)(9)(12)	S + 5.25%	1.00%	9.84%	5/10/2030	—	(280)	(281)	(0.01)
Metropolis Technologies Inc.	(8)	S + 6.10%	1.00%	10.95%	5/16/2031	125,334	123,055	122,960	5.79
PetVet Care Centers	(8)	S + 6.00%	0.75%	10.85%	11/15/2030	53,122	52,145	52,989	2.50
PetVet Care Centers - Delayed Draw Term Loan	(8)(9)(12)	S + 6.00%	0.75%	10.59%	11/15/2030	—	(52)	52	0.00
PetVet Care Centers - Revolving Credit Facility	(8)(9)(12)	S + 6.00%	0.75%	10.59%	11/15/2029	—	(119)	(75)	(0.00)
Sotheby's	(9)	N/A	N/A	7.38%	10/15/2027	17,260	14,637	16,745	0.79
Sotheby's	(9)	S + 4.50%	0.50%	10.06%	1/15/2027	29,538	27,353	29,136	1.37
Vision Purchaser Corp.	(8)	S + 6.50%	1.00%	10.75%	6/10/2026	35,710	35,126	35,369	1.67
Vision Purchaser Corp. - Fourth Amended Term Loan	(8)(9)	S + 6.50%	1.00%	10.75%	6/10/2026	4,201	3,941	4,161	0.19
Vision Purchaser Corp. - Incremental Term Loan	(8)	S + 6.50%	1.00%	10.75%	6/10/2026	2,479	2,466	2,455	0.12
							346,521	351,796	16.58
Sovereign & Public Finance
Cotulla Acquisition Co.	(8)	S + 7.00%	1.50%	11.60%	5/3/2029	32,565	31,676	31,668	1.49
Cotulla Acquisition Co. - Delayed Draw Term Loan	(8)	S + 7.00%	1.50%	11.60%	5/3/2029	18,973	18,470	18,450	0.87
							50,146	50,118	2.36
Telecommunications
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,023	19,188	0.90
Ligado Networks LLC	(8)(9)(13)	N/A	N/A	15.50%	11/1/2023	12,853	11,071	2,121	0.10
Maxar Technologies Inc. - Revolving Credit Facility	(8)(9)(12)	S + 7.25%	1.00%	11.89%	5/3/2029	8,769	8,476	8,769	0.41
Maxar Technologies Inc.	(8)	S + 7.25%	1.00%	11.85%	5/3/2030	81,389	79,270	81,442	3.84
ViaSat, Inc.	(11)	S + 4.50%	0.50%	9.35%	3/2/2029	6,905	6,481	6,307	0.30
ViaSat, Inc.	(11)	S + 4.61%	0.50%	9.73%	5/30/2030	62,743	59,461	57,018	2.69
							188,782	174,845	8.24
Transportation: Cargo
Boasso Global - Delayed Draw Term Loan	(8)(9)(12)	S + 4.75%	0.75%	10.00%	7/1/2028	8,098	7,904	8,095	0.38
Boasso Global - Revolving Credit Facility	(8)(9)(12)	S + 4.75%	0.75%	10.00%	7/1/2026	1,667	1,566	1,654	0.08
Boasso Global	(8)	S + 4.75%	0.75%	10.00%	7/1/2028	58,487	57,115	58,354	2.75
Boasso Global - Delayed Draw Term Loan - Incremental	(8)(9)(12)	S + 4.75%	0.75%	9.34%	7/1/2028	—	(17)	11	0.00
							66,568	68,114	3.21
Transportation: Consumer
Virgin Atlantic	UK(8)(10)(11)	L + 3.25%	0.00%	8.80%	11/17/2026	29,875	29,023	28,909	1.36
Beacon Mobility Corp. - Delayed Draw Term Loan	(8)(9)	S + 8.60%	0.00%	13.62% PIK	12/31/2025	1,344	1,331	1,322	0.06
Beacon Mobility Corp.	(8)(9)	S + 8.60%	0.00%	13.62% PIK	12/31/2025	55,393	54,573	54,486	2.57
							84,927	84,717	3.99
Wholesale
DFS Holdings Company, Inc. - Delayed Draw Term Loan	(8)(9)(12)	S + 6.25%	1.00%	10.50%	1/31/2029	1,599	1,542	1,544	0.07
DFS Holdings Company, Inc.	(8)	S + 6.25%	1.00%	10.50%	1/31/2029	21,822	21,312	21,346	1.01
							22,854	22,890	1.08
Total First Lien Debt							3,770,323	3,773,432	177.85%

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2024

(in thousands, except shares)

Investments (1)(2)(3)	Footnotes	Reference Rate and Spread (4)	Interest Rate Floor	Interest Rate (5)	Maturity Date	Par Amount / Shares (6)	Cost (7)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation	(9)	S + 7.54%	0.50%	12.38%	3/15/2030	35,000	34,245	31,296	1.48
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment	(9)	N/A	N/A	8.00%	2/1/2026	24,295	23,983	24,038	1.13
Services: Business
DISA Holdings Corp.	(8)	S + 8.50%	2.50%	13.51% (Incl 2.00% PIK)	3/9/2029	15,102	14,746	14,901	0.70
DISA Holdings Corp. - Delayed Draw Term Loan	(8)(9)	S + 8.50%	2.50%	13.51% (Incl 2.00% PIK)	3/9/2029	2,832	2,767	2,794	0.13
Trace3 Inc.	(8)	S + 7.76%	0.50%	13.07%	10/8/2029	33,750	33,068	33,750	1.59
							50,581	51,445	2.42
Services: Consumer
Midwest Veterinary Partners LLC		S + 7.60%	0.75%	12.71%	4/26/2029	35,714	35,709	35,134	1.66
Southern Veterinary Partners LLC	(8)	S + 7.85%	1.00%	12.25%	10/5/2028	45,000	44,264	45,000	2.12
							79,973	80,134	3.78
Total Second Lien Debt							188,782	186,913	8.81%
Preferred Equity
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Preferred Stock	(8)(9)			13.25% PIK		—	113	114	0.01
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred	(8)(9)			13.00% PIK		36	35,831	36,309	1.71
Retail
Xponential Fitness LLC - Series A Preferred Stock	(8)(9)(11)			6.50%	7/27/2031	—	270	189	0.01
Services: Consumer
Metropolis Technologies Inc. - Class A Preferred Stock	(8)(9)			16.00% (Incl 11.00% PIK)	2/13/2034	18,041	17,913	17,868	0.84
Metropolis Technologies Inc. - Class B Preferred Stock	(8)(9)			17.5% PIK	2/13/2034	6,314	6,082	6,071	0.29
Metropolis Technologies Inc. - Warrant	(8)(9)				2/13/2034	4	189	215	0.01
							24,184	24,154	1.14
Total Preferred Equity							60,398	60,766	2.87
Total Investments - non-controlled/non-affiliated							$4,019,503	$4,021,111	189.53%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						$337,871	$337,871	15.92
Total Cash and Cash Equivalents							337,871	337,871	15.92
Total Portfolio Investments, Cash and Cash Equivalents							$4,357,374	$4,358,982	205.45%

September 30, 2024
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	December 18, 2024	$26,473	GBP 20,050	$(342)	(0.0)%
Macquarie	December 18, 2024	$104,296	GBP 79,000	$(1,356)	(0.1)%
Macquarie	December 18, 2024	GBP 168	$224	$(0)	(0.0)%
Macquarie	December 18, 2024	CAD 5,541	$4,163	$(27)	(0.0)%
Macquarie	March 31, 2025	$1,354	GBP 1,845	$(17)	(0.0)%
Macquarie	March 31, 2026	$1,268	CAD 1,718	$(18)	(0.0)%
Macquarie	June 30, 2025	$1,340	CAD 1,823	$(17)	(0.0)%
Macquarie	June 30, 2026	$56,704	CAD 76,721	$(795)	(0.0)%
Macquarie	September 29, 2025	$1,315	CAD 1,786	$(17)	(0.0)%
Macquarie	December 31, 2024	$1,368	CAD 1,868	$(17)	(0.0)%
Macquarie	December 31, 2025	$1,268	CAD 1,719	$(17)	(0.0)%
				$(2,623)	(0.1)%

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
(4)
Variable rate loans to the portfolio companies are indexed to the London Interbank Offered Rate (“LIBOR” or “LIBO Rate”) (denoted as “L”), Secured Overnight Financing Rate (“SOFR”) (denoted as “S”), Euro Interbank Offered Rate (“EURIBOR”) (denoted as “E”), or Sterling Overnight Index Average (“SONIA”) (denoted as “SO”) and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024.
(5)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at September 30, 2024.
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
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, qualifying assets represented approximately 86.5% of total assets as calculated in accordance with regulatory requirements.
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
(13)
Investment was on non-accrual status as of September 30, 2024, meaning that the Company has ceased recognizing interest income on these investments. As of September 30, 2024, debt investments on non-accrual status represented 0.3% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.
(14)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of September 30, 2024, $306,437 was held in FGTXX and had an average one year yield of 5.20%.
(15)
Formerly known as Momentive Global.

September 30, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accession Risk Management	Delayed Draw	11/1/2029	$3,834	$(47)
Azurite Intermediate Holdings, Inc.	Delayed Draw	3/19/2031	21,375	(136)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(132)
Best Trash LLC	Delayed Draw	7/10/2031	16,250	(95)
Best Trash LLC	Revolver	7/10/2031	6,060	(73)
Boasso Global	Delayed Draw	7/1/2028	1,175	15
Boasso Global	Delayed Draw	7/1/2028	4,038	11
Boasso Global	Revolver	7/1/2026	4,583	(9)
Carevet LLC	Delayed Draw	6/18/2029	19,800	(373)
Carevet LLC	Delayed Draw	6/18/2029	33,000	38
Carevet LLC	Revolver	6/18/2029	6,600	(62)
Circor International, Inc.	Revolver	10/18/2029	7,759	(131)
Confluent Holdings LLC	Delayed Draw	3/28/2029	4,318	13
Red Fox CD Acquisition Corp.	Delayed Draw	3/4/2030	9,818	(178)
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	8/29/2029	52,797	—
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(20)
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(55)
Disa Holdings Corp.	Delayed Draw	9/9/2028	11,063	(62)
Faraday Buyer, LLC	Delayed Draw	10/10/2028	3,514	(23)
FEG, Inc.	Revolver	5/10/2030	15,000	(281)
Foundation Risk Partners	Delayed Draw	10/29/2030	3,750	29
Foundation Risk Partners	Delayed Draw	10/29/2030	9,996	26
Foundation Risk Partners	Revolver	10/29/2029	1,589	(4)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(9)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(266)
Highgate Hotels, L.P.	Revolver	11/3/2029	11,250	—
Hotel Equities Group, LLC	Revolver	1/22/2029	4,700	—
Inframark	Delayed Draw	7/31/2031	3,505	(17)
K1 Speed Inc.	Delayed Draw	1/2/2029	6,071	(114)
Legends Hospitality	Delayed Draw	8/22/2031	3,750	(36)
Legends Hospitality	Revolver	8/22/2031	7,500	(148)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	(17)
Maxar Technologies Inc.	Revolver	5/3/2029	4,019	—
Natural Partners, Inc.	Revolver	11/29/2027	2,813	(42)
Neptune Platform Buyer, LLC	Delayed Draw	1/19/2031	1,544	(9)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(57)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	52
PetVet Care Centers	Revolver	11/15/2029	6,981	(75)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2030	25,254	(172)
RPX Corporation	Revolver	8/2/2030	6,122	(88)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	18,333	56
Sky Merger Sub, LLC	Delayed Draw	5/28/2029	12,500	21
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(582)
Mercury Bidco LLC	Revolver	5/31/2030	13,440	(127)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	42,286	(95)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	4,690	(46)
TIC Bidco LTD	Delayed Draw	6/16/2031	1,685	9
Townsend	Revolver	8/1/2029	2,500	(73)
USA Debusk LLC	Delayed Draw	4/30/2031	5,420	(36)
USA Debusk LLC	Revolver	4/30/2030	1,109	(15)
Total Unfunded Commitments			$505,491	$(3,435)

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

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both September 30, 2024 and December 31, 2023. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the three and nine months ended September 30, 2024 and 2023, the Company did not incur any interest or penalties.

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

The following table presents the related party fees, expenses and transactions for the three and nine months ended September 30, 2024 and 2023:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Related Party	Source Agreement & Description	2024	2023	2024	2023
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$7,055	$3,121	$17,150	$7,751
Adviser	Advisory Agreement - income based incentive fee	9,160	4,542	22,846	11,827
Adviser	Advisory Agreement - board of directors' fees	53	77	208	232
Adviser	Advisory Agreement - capital gains incentive fee	975	—	3,302	—
Administrator	Administration Agreement - administration expense	714	581	3,136	1,621

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$3,770,323	$3,773,432	93.84%	$1,942,665	$1,942,843	88.43%
Second lien debt	188,782	186,913	4.65	234,306	226,318	10.30
Equity and Other Investments	60,398	60,766	1.51	31,846	27,892	1.27
Total investments	$4,019,503	$4,021,111	100.00%	$2,208,817	$2,197,053	100.00%

The industry composition of investments at fair value as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Aerospace & Defense	5.36%	6.06%
Automotive	0.28	0.05
Banking, Finance, Insurance & Real Estate	8.98	4.81
Beverage, Food & Tobacco	0.53	0.97
Capital Equipment	3.06	5.26
Chemicals, Plastics & Rubber	1.28	1.88
Construction & Building	5.37	—
Consumer Goods: Durable	4.93	1.80
Consumer Goods: Non-durable	0.90	2.79
Containers, Packaging & Glass	2.01	—
Energy: Oil & Gas	0.05	3.50
Environmental Industries	0.44	—
Healthcare & Pharmaceuticals	5.80	8.87
High Tech Industries	4.79	3.59
Hotel, Gaming & Leisure	9.67	10.14
Media: Advertising, Printing & Publishing	4.11	3.33
Media: Broadcasting & Subscription	0.53	—
Media: Diversified & Production	1.88	3.48
Retail	2.18	7.60
Services: Business	16.54	12.82
Services: Consumer	11.34	7.16
Sovereign & Public Finance	1.25	—
Telecommunications	4.35	8.33
Transportation: Cargo	1.69	2.94
Transportation: Consumer	2.11	3.56
Wholesale	0.57	1.06
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$3,665,631	$3,670,369	91.28%	173.00%
Luxembourg	71,861	64,652	1.61	3.05
United Kingdom	282,011	286,090	7.11	13.48
Total	$4,019,503	$4,021,111	100.00%	189.53%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,016,083	$2,005,820	91.30%	213.95%
Canada	74,803	74,817	3.40	7.98
Luxembourg	70,104	68,145	3.10	7.27
United Kingdom	47,827	48,271	2.20	5.15
Total	$2,208,817	$2,197,053	100.00%	234.35%

As of both September 30, 2024 and December 31, 2023, one investment in the portfolio was on non-accrual status.

As of September 30, 2024, on a fair value basis, approximately 97.0% of our performing debt investments bore interest at a floating rate and approximately 3.0% of our performing debt investments bore interest at a fixed rate.

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

The following tables present the open foreign currency forward contracts as of September 30, 2024 and December 31, 2023:

September 30, 2024
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	December 18, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 20,050	$26,473	$26,815	$(342)
GBP	December 18, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 79,000	$104,296	$105,652	$(1,356)
GBP	December 18, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP (168)	$(224)	$(224)	$(0)
GBP	December 18, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 4,163	$5,541	$5,568	$(27)
CAD	March 31, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,845	$1,354	$1,370	$(17)
CAD	March 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,718	$1,268	$1,285	$(18)
CAD	June 30, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,823	$1,340	$1,357	$(17)
CAD	June 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 76,721	$56,704	$57,500	$(795)
CAD	September 29, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,786	$1,315	$1,332	$(17)
CAD	December 31, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,868	$1,368	$1,384	$(17)
CAD	December 31, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,719	$1,268	$1,285	$(17)
Total					$200,703	$203,324	$(2,623)

December 31, 2023
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CAD	March 20, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 101,611	$76,165	$76,828	$(663)
GBP	March 20, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 14,904	18,870	19,004	(134)
Total					$95,035	$95,832	$(797)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the three and nine months ended September 30, 2024 and 2023:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Statement of Operations Location	2024	2023	2024	2023
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(694)	$2,609	$1,314	$(1,024)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(2,376)	343	(1,826)	1,060
Net realized and unrealized gains on foreign currency forward contracts		$(3,070)	$2,952	$(512)	$36

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

The following tables present the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of September 30, 2024 and December 31, 2023:

As of	Counterparty	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Liabilities Presented in the Statement of Financial Position	Collateral Pledged (1)	Net position of Derivative Liabilities and Pledged Collateral
September 30, 2024	Macquarie	$2,623	$—	$2,623	$—	$2,623

As of	Counterparty	Gross Derivative Assets in Consolidated Statement of Assets and Liabilities	Gross Derivative Liabilities in Consolidated Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2023	Macquarie	$—	$(797)	$—	$(797)
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of September 30, 2024 and December 31, 2023, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$703,922	$3,069,510	$3,773,432
Second lien debt	—	90,468	96,445	186,913
Equity and Other Investments	—	—	60,766	60,766
Cash and cash equivalents	337,871	—	—	337,871
Total Portfolio Investments, Cash and Cash Equivalents	$337,871	$794,390	$3,226,721	$4,358,982
Percentage of total	7.76%	18.22%	74.02%	100.00%
Foreign currency forward contracts	$—	$(2,623)	$—	$(2,623)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$742,678	$1,200,165	$1,942,843
Second lien debt	—	95,443	130,875	226,318
Preferred equity	—	—	27,892	27,892
Cash and cash equivalents	98,606	—	—	98,606
Total Portfolio Investments, Cash and Cash Equivalents	$98,606	$838,121	$1,358,932	$2,295,659
Percentage of total	4.30%	36.51%	59.20%	100.00%
Foreign currency forward contracts	$—	$(797)	$—	$(797)

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2024:

	For the Three Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$2,537,818	$130,214	$57,902	$2,725,934
Purchase of investments (including PIK)	577,906	92	2,256	580,254
Proceeds from principal repayments and sales of investments	(38,025)	—	—	(38,025)
Amortization of premium/accretion of discount, net	2,619	58	30	2,707
Net realized gain (loss) on investments	479	—	—	479
Net change in unrealized appreciation (depreciation) on investments	1,585	546	578	2,709
Transfers out of Level 3 (1)	(87,667)	(34,465)	—	(122,132)
Transfers to Level 3 (2)	74,795	—	—	74,795
Fair value, end of period	$3,069,510	$96,445	$60,766	$3,226,721
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2024	$1,842	$547	$578	$2,967

	For the Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$1,200,165	$130,876	$27,892	$1,358,933
Purchase of investments (including PIK)	2,071,367	277	28,526	2,100,170
Proceeds from principal repayments and sales of investments	(234,713)	(34,200)	—	(268,913)
Amortization of premium/accretion of discount, net	6,696	277	28	7,001
Net realized gain (loss) on investments	2,793	633	—	3,426
Net change in unrealized appreciation (depreciation) on investments	10,129	674	4,320	15,123
Transfers out of Level 3 (1)	—	(46,886)	—	(46,886)
Transfers to Level 3 (2)	13,073	44,794	—	57,867
Fair value, end of period	$3,069,510	$96,445	$60,766	$3,226,721
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2024	$11,978	$789	$4,320	$17,087

(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the three and nine months ended September 30, 2024, three and one investments, respectively, were transferred from Level 3 to Level 2, as valuation coverage on level 3 investments increased to more than one independent pricing service.
(2)
Transfers are recorded at the beginning of the applicable period at their fair value. For the three and nine months ended September 30, 2024, five and three investments, respectively, were transferred from Level 2 to Level 3, as valuation coverage decreased to less than two independent pricing services.

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2023.

	For the Three Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$839,286	$132,740	$25,820	$997,846
Purchase of investments (including PIK)	188,440	92	97	188,629
Proceeds from principal repayments and sales of investments	(66,458)	—	—	(66,458)
Amortization of premium/accretion of discount, net	661	13	(4)	670
Net realized gain (loss) on investments	539	—	—	539
Net change in unrealized appreciation (depreciation) on investments	7,459	788	(874)	7,373
Transfers out of Level 3 (1)	(29,626)	—	—	(29,626)
Fair value, end of period	$940,301	$133,633	$25,039	$1,098,973
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2023	$7,690	$788	$(874)	$7,604

	For the Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$494,159	$195,687	$22,267	$712,113
Purchase of investments (including PIK)	635,499	181	2,512	638,192
Proceeds from principal repayments and sales of investments	(136,446)	—	(214)	(136,660)
Amortization of premium/accretion of discount, net	2,408	151	(9)	2,550
Net realized gain (loss) on investments	68	—	(1)	67
Net change in unrealized appreciation (depreciation) on investments	16,489	5,864	484	22,837
Transfers out of Level 3 (1)	(71,876)	(68,250)	—	(140,126)
Fair value, end of period	$940,301	$133,633	$25,039	$1,098,973
Net change in unrealized depreciation on non-controlled/non-affiliated company investments still held at September 30, 2023	$15,671	$5,864	$484	$22,019
(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the three and nine months ended September 30, 2023, one and six investments were transferred from Level 3 to Level 2, as valuation coverage increased to more than one independent pricing service. For the three and nine months ended September 30, 2023, there were no investments transferred from Level 2 to Level 3, as valuation coverage on level 2 investments did not decrease to less than one independent pricing service.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value. The significant unobservable input used in the fair value measurement of the Company’s debt investments is the market interest rate. Typically, the Company uses the market interest rate for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield was significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may have been lower.

	September 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$2,849,235	Market Yield Analysis	Market Yield Discount Rates	7.80%	16.49%	11.20%
	122,413	Recent Transaction	Transaction Price	93.00	100.00	98.46
	2,971,648
Second lien debt	51,445	Market Yield Analysis	Market Yield Discount Rates	10.82%	13.52%	13.26%
Preferred equity	60,632	Market Yield Analysis	Market Yield Discount Rates	9.05%	9.05%	15.62%
		Black-Scholes	Volatility	33.96%	33.96%	33.96%
Warrants	215	Black-Scholes	Volatility	31.13%	31.13%	31.13%
Total	$3,083,940

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$1,126,991	Market Yield Analysis	Market Yield Discount Rates	9.31%	25.00%	12.11%
	73,174	Recent Transaction	Transaction Price	98.00	98.58	98.07
	1,200,165
Second lien debt	130,876	Market Yield Analysis	Market Yield Discount Rates	12.01%	14.97%	13.40%
	130,876
Preferred equity	27,892	Market Yield Analysis	Market Yield Discount Rates	9.42%	19.78%	17.01%
		Black-Scholes	Volatility	34.90%	34.90%	34.90%
Total	$1,358,933
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of September 30, 2024 and December 31, 2023, the Company had investments of this nature measured at fair value totaling $142.8 million and zero, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s credit facilities and loan repurchase obligations, which would be categorized as Level 3 within the fair value hierarchy, as of both September 30, 2024 and December 31, 2023, respectively, approximates their carrying value.

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

The Company’s outstanding debt obligations as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$550,000	$543,292	$—	4/8/2029
SPV II facility	595,000	595,000	588,926	—	8/15/2028
Collateralized loan obligations	390,000	390,000	386,621	—	10/15/2035
Subscription facility	200,000	—	(152)	200,000	12/18/2024
Loan repurchase obligations	251,977	251,977	251,977	—	Various (3)
Series A notes	69,000	69,000	68,134	—	5/9/2027
Series B Notes	75,000	75,000	74,059	—	5/9/2029
Series C Notes	116,000	116,000	114,544	—	5/9/2027
Series D Notes	75,000	75,000	74,059	—	5/9/2029
Total	$2,321,977	$2,121,977	$2,101,460	$200,000

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$485,000	$378,000	$374,700	$107,000	12/21/2026
SPV II facility	445,000	295,000	289,349	150,000	8/15/2028
Collateralized loan obligations	390,000	390,000	386,393	—	11/15/2035
Subscription facility	200,000	35,000	34,319	165,000	12/18/2024
Loan repurchase obligations	50,025	50,025	50,025	—	Various (3)
Total	$1,570,025	$1,148,025	$1,134,786	$422,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)
The unused portion is the amount upon which commitment fees are based, if any.
(3)
Loan repurchase obligations entered into with Macquarie have a term of 90 days, with an option for repayment as early as 45 days. As of September 30, 2024, the remaining contractual maturities were between 23-78 days. As of December 31, 2023, the remaining contractual maturities were between 32-43 days.

The components of interest expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense	$41,307	$16,751	100,794	$40,703
Unused/undrawn fees	58	192	497	234
Administration fees	381	310	1,031	912
Amortization of deferred financing costs	1,179	545	3,006	1,351
Total interest expense	$42,925	$17,798	$105,328	$43,200
Average borrowings	$2,026,171	$814,490	$1,654,321	$718,060

Weighted average interest rate (1)	8.24%	8.47%	8.25%	7.77%
Amortization of financing costs	0.23%	0.27%	0.24%	0.25%
Total borrowing costs	8.47%	8.74%	8.49%	8.02%
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

As of both September 30, 2024 and December 31, 2023, respectively, the Company was in compliance with all covenants associated with the SPV I Facility.

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

As of both September 30, 2024 and December 31, 2023, respectively, the Company was in compliance with all covenants associated with the SPV II Facility.

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

As of the amendment on December 20, 2023, advances under the Subscription Facility bear interest at a per annum rate equal to the daily SOFR rate in effect, plus the applicable margin of 2.50% per annum. The Company pays a commitment fee of 0.35% per annum on the average daily unused amount of the financing commitments.

Prior to the amendment on December 20, 2023, advances under the Subscription Facility bore interest at a per annum rate equal to the daily Bloomberg Short-Term Bank Yield Index (“BSBY”) rate in effect, plus the applicable margin of 2.00% per annum. The Company pays a commitment fee of 0.25% per annum on the average daily unused amount of the financing commitments.

As of both September 30, 2024 and December 31, 2023, respectively, the Company was in compliance with all covenants associated with the Subscription Facility.

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

As of September 30, 2024, the Company had outstanding Repurchase Obligations of $252.0 million associated with repurchase agreements that were entered into on July 25, July 31, August 3, and September 18. Such Repurchase Obligations are collateralized by a portion of the Company’s term loan holdings in CareVet LLC, SurveyMonkey Global Inc., Great Day Improvements LLC, Legends Hospitality, and Onbe Inc. Interest under these Repurchase Obligations is calculated at the inception of each repurchase agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 3.50%. As of September 30, 2024, the remaining contractual maturities of the repurchase agreements were between 23-78 days.

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

The Notes are backed by a diversified portfolio of senior secured and second lien loans (the “Collateral Obligations”). The initial portfolio will consist of Collateral Obligations acquired by the Issuer on the Closing Date from the Company pursuant to a Master Transfer Agreement, dated as of the Closing Date, among the Company, as seller, and the Issuer, as purchaser (the “Master Transfer Agreement”). Certain of the Collateral Obligations transferred to the Issuer pursuant to the Master Transfer Agreement were acquired by the Company from SPV I pursuant to the Master Participation Agreement, dated as of the Closing Date, among the Company, as purchaser and the SPV I Facility, as seller. The Notes mature on October 15, 2035.

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

Unsecured Notes

On August 7, 2024, the Company issued and sold $69 million in aggregate principal amount of 7.00% Series A Senior Notes due 2027 (the “Series A Notes”), $75 million in aggregate principal amount of Series B Floating Rate Senior Notes due 2027, which bear interest at SOFR plus an applicable margin of 3.05%, (the “Series B Notes”), $116 million in aggregate principal amount of 7.11% Series C Senior Notes due 2029 (the “Series C Notes”), and $75 million in aggregate principal amount of Series D Floating Rate Senior Notes due 2029, which bear interest at SOFR plus an applicable margin of 3.35% (the “Series D Notes” and, together with the Series A Notes, the Series B Notes, and the Series C Notes, the “Notes”) to certain investors in an offering exempt from registration under the 1933 Act. The Notes were issued and sold pursuant to a Note Purchase Agreement, dated August 7, 2024, by and among the Company and the purchasers named therein (the “Note Purchase Agreement”).

Interest on the Series A Notes and the Series C Notes shall be payable semi-annually on February 7 and August 7, commencing on February 7, 2025, and interest on the Series B Notes and Series D Notes shall be payable quarterly on February 7, May 7, August 7, and November 7. The Series A Notes and the Series C Notes shall be redeemable in whole or in part at the option of the Company at any time or from time to time prior to May 9, 2027, at a redemption price of 100% of the outstanding principal amount of the Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon and the Make-Whole Amount (as defined in the Note Purchase Agreement), and thereafter at par, upon not less than 10 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof. The Series B Notes and the Series D Notes shall be redeemable in whole or in part at the option of the Company at any time or from time to time prior to May 9, 2029, at a redemption price of 100% of the outstanding principal amount of the Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon and the Make-Whole Amount (as defined in the Note Purchase Agreement), and thereafter at par, upon not less than 10 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of September 30, 2024 and December 31, 2023, the Company’s unfunded commitments consisted of the following:

September 30, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accession Risk Management	Delayed Draw	11/1/2029	$3,834	$(47)
Azurite Intermediate Holdings, Inc.	Delayed Draw	3/19/2031	21,375	(136)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(132)
Best Trash LLC	Delayed Draw	7/10/2031	16,250	(95)
Best Trash LLC	Revolver	7/10/2031	6,060	(73)
Boasso Global	Delayed Draw	7/1/2028	1,175	15
Boasso Global	Delayed Draw	7/1/2028	4,038	11
Boasso Global	Revolver	7/1/2026	4,583	(9)
Carevet LLC	Delayed Draw	6/18/2029	19,800	(373)
Carevet LLC	Delayed Draw	6/18/2029	33,000	38
Carevet LLC	Revolver	6/18/2029	6,600	(62)
Circor International, Inc.	Revolver	10/18/2029	7,759	(131)
Confluent Holdings LLC	Delayed Draw	3/28/2029	4,318	13
Red Fox CD Acquisition Corp.	Delayed Draw	3/4/2030	9,818	(178)
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	8/29/2029	52,797	—
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(20)
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(55)
Disa Holdings Corp.	Delayed Draw	9/9/2028	11,063	(62)
Faraday Buyer, LLC	Delayed Draw	10/10/2028	3,514	(23)
FEG, Inc.	Revolver	5/10/2030	15,000	(281)
Foundation Risk Partners	Delayed Draw	10/29/2030	3,750	29
Foundation Risk Partners	Delayed Draw	10/29/2030	9,996	26
Foundation Risk Partners	Revolver	10/29/2029	1,589	(4)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(9)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(266)
Highgate Hotels, L.P.	Revolver	11/3/2029	11,250	—
Hotel Equities Group, LLC	Revolver	1/22/2029	4,700	—
Inframark	Delayed Draw	7/31/2031	3,505	(17)
K1 Speed Inc.	Delayed Draw	1/2/2029	6,071	(114)
Legends Hospitality	Delayed Draw	8/22/2031	3,750	(36)
Legends Hospitality	Revolver	8/22/2031	7,500	(148)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	(17)
Maxar Technologies Inc.	Revolver	5/3/2029	4,019	—
Natural Partners, Inc.	Revolver	11/29/2027	2,813	(42)
Neptune Platform Buyer, LLC	Delayed Draw	1/19/2031	1,544	(9)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(57)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	52
PetVet Care Centers	Revolver	11/15/2029	6,981	(75)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2030	25,254	(172)
RPX Corporation	Revolver	8/2/2030	6,122	(88)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	18,333	56
Sky Merger Sub, LLC	Delayed Draw	5/28/2029	12,500	21
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(582)
Mercury Bidco LLC	Revolver	5/31/2030	13,440	(127)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	42,286	(95)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	4,690	(46)
TIC Bidco LTD	Delayed Draw	6/16/2031	1,685	9
Townsend	Revolver	8/1/2029	2,500	(73)
USA Debusk LLC	Delayed Draw	4/30/2031	5,420	(36)
USA Debusk LLC	Revolver	4/30/2030	1,109	(15)
Total Unfunded Commitments			$505,491	$(3,435)

December 31, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accession Risk Management	Delayed Draw	11/1/2029	$40,719	$(578)
Beacon Mobility Corp.	Delayed Draw	12/31/2025	592	(15)
Boasso Global	Delayed Draw	10/3/2024	1,750	(19)
Boasso Global	Revolver	7/1/2026	6,250	(161)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(152)
Circor International, Inc.	Revolver	10/18/2029	7,759	(165)
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(30)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,514	(34)
Foundation Risk Partners	Delayed Draw	10/29/2028	45,000	(435)
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,211	(164)
Highgate Hotels, L.P.	Revolver	10/26/2029	12,500	(247)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	(10)
Maxar Technologies Inc.	Revolver	5/3/2029	8,587	(233)
Momentive Global	Revolver	5/31/2029	5,714	(69)
Natural Partners, Inc.	Revolver	11/29/2027	2,813	(39)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	(68)
PetVet Care Centers	Revolver	11/15/2029	6,981	(138)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	33,333	—
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	1,165	(4)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,136	(34)
Wood Mackenzie, Inc.	Revolver	2/1/2028	2,963	(29)
Total Unfunded Commitments			$207,625	$(2,624)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both September 30, 2024 and December 31, 2023, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

The Company has the authority to issue up to 100 million shares of its common stock. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of September 30, 2024, the Company had received Capital Commitments totaling $2.3 billion ($365.8 million remaining undrawn).

The following table summarizes the total shares issued and aggregate offering proceeds related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements as of September 30, 2024:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
March 8, 2023	2,601,909	$60,000
April 21, 2023	4,446,421	$100,000
August 8, 2023	3,225,807	$75,000
December 29, 2023	4,310,345	$100,000
March 27, 2024	9,449,812	$225,000
June 5, 2024	16,366,612	$400,000
July 10, 2024	4,163,197	$100,000
September 27, 2024	14,553,015	$350,000
Total	79,405,091	$1,899,988

Distributions

The Company declared the following distributions for the nine months ended September 30, 2024 and 2023:

			Regular	Special	Per Share
Date Declared	Record Date	Payment Date	Distribution	Distribution	Amount	Total Amount
For Calendar Year 2024
March 6, 2024	March 15, 2024	March 28, 2024	$0.65	$—	$0.65	$26,182
May 8, 2024	June 14, 2024	June 27, 2024	$0.65	$0.08	$0.73	$48,879
August 12, 2024	September 13, 2024	September 27, 2024	$0.65	$0.02	$0.67	$48,486
					$2.05	$123,547
For Calendar Year 2023
March 13, 2023	March 29, 2023	April 17, 2023	$0.65	$—	$0.65	$16,073
June 21, 2023	June 21, 2023	June 28, 2023	$0.65	$—	$0.65	$19,378
August 3, 2023	August 4, 2023	September 28, 2023	$—	$0.03	$0.03	$917
August 3, 2023	September 15, 2023	September 28, 2023	$0.65	$—	$0.65	$21,965
					$1.98	$58,333

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

The following table summarizes the DRP Shares issued to shareholders who have “opted in” to the DRP as of September 30, 2024 and the value of such Shares as of the payment dates:

Payment Date	DRP Shares Value	DRP Shares Issued
April 15, 2022	$7,200	286,055
July 15, 2022	$9,321	373,593
October 17, 2022	$8,646	377,076
December 30, 2022	$18,056	801,437
April 17, 2023	$13,892	637,800
June 28, 2023	$16,789	754,571
September 28, 2023	$18,945	828,460
December 28, 2023	$31,456	1,347,765
March 28, 2024	$20,039	861,529
June 27, 2024	$29,653	1,246,983
September 27, 2024	$28,260	1,179,974
	$202,257	8,695,243

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net increase in net assets resulting from operations	$57,433	$37,828	$154,731	$99,858
Weighted average shares outstanding	72,596,377	32,466,609	56,268,734	28,032,111
Earnings per share	$0.79	$1.17	$2.75	$3.56

Note 11. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
Per Share Data:
Net assets, beginning of period	$23.26	$21.78
Net investment income (1)	2.24	2.39
Net realized gain (loss) (1)	0.32	0.00
Net change in unrealized appreciation (depreciation) (2)	0.31	1.19
Net increase in net assets resulting from operations	2.87	3.58
Distributions declared from net investment income (3)	(2.05)	(1.98)
Issuance of shares in connection with our DRP program	(0.01)	(0.04)
Total increase (decrease) in net assets	0.81	1.56
Net assets, end of period	$24.07	$23.34
Shares outstanding, end of period	88,100,334	34,621,102
Total return based on NAV (4)	12.72%	16.96%
Ratios:
Expenses to average net assets (5)	14.03%	14.04%
Net investment income to average net assets (5)	11.27%	13.96%
Portfolio turnover rate (6)	24.74%	16.36%
Supplemental Data:
Net assets, end of period	$2,121,656	$807,998
Total capital commitments, end of period	$2,265,788	$1,357,933
Ratios of total contributed capital to total committed capital, end of period	83.86%	53.39%
Average debt outstanding	$1,654,321	$718,060
Asset coverage ratio (7)	200.0%	190.3%
(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the nine months ended September 30, 2024 and 2023, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of November 8, 2024, the date that the consolidated financial statements were issued. There have been no subsequent events, except as disclosed below, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended September 30, 2024.

Subsequent to September 30, 2024, the Company invested in the senior secured loan of Valeron Group, LLC.

Subsequent to September 30, 2024, the Company received the entirety of the $16.7 million Subscription Receivable balance.

On November 4, 2024, the Board of Directors (the "Board") of MSD Investment Corp. (the “Company”), pursuant to Section 5.1 of the Company's charter and without stockholder action, approved Articles of Amendment for the purpose of increasing the Company's number of authorized shares from 100,000,000 shares to 200,000,250 shares, which are classified as 200,000,000 of common stock, $0.001 par value per share ("Common Stock"), and 250 shares of preferred stock, $0.001 par value per share, which were previously designated as the “12.0% Series A Cumulative Non-Voting Preferred Stock”. The Articles of Amendment were filed by the Company with the State Department of Assessments and Taxation of the State of Maryland (“SDAT”) on November 6, 2024, and became immediately effective upon acceptance for record by SDAT.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of September 30, 2024 and December 31, 2023 and (ii) for the three and nine months ended September 30, 2024 and 2023:

	As of
	September 30, 2024	December 31, 2023
Total assets	$4,445,241	$2,316,063
Investments in portfolio companies, at fair value	$4,021,111	$2,197,053
Borrowings	$2,121,977	$1,148,025
Net assets	$2,121,656	$937,586
Net asset value per common share	$24.07	$23.26
Leverage ratio (borrowings / total assets)	47.7%	49.6%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Average net assets	$1,878,064	$753,552	$1,474,361	$634,778
Average borrowings	$2,026,171	$814,490	$1,654,321	$718,060
Cost of investments purchased	$718,565	$296,711	$2,523,947	$930,969
Sales of investments	$76,410	$28,249	$145,656	$47,936
Principal repayments	$98,161	$117,825	$610,556	$176,071
Net investment income	$50,930	$25,738	$126,155	$67,112
Net realized gains (losses)	$5,875	$4,563	$18,220	$(98)
Net change in unrealized appreciation (depreciation)	$628	$7,527	$10,356	$32,844
Net increase (decrease) in net assets resulting from operations	$57,433	$37,828	$154,731	$99,858
Net investment income per share - basic and diluted	$0.70	$0.79	$2.24	$2.39
Earnings per share - basic and diluted	$0.79	$1.17	$2.75	$3.56

Portfolio and Investment Activity for the three and nine months ended September 30, 2024 and 2023

The following table presents our portfolio company activity for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Portfolio companies at beginning of period	76	55	61	41
Number of added portfolio companies	11	6	39	23
Number of exited portfolio companies	(5)	(5)	(18)	(8)
Portfolio companies at period end	82	56	82	56

Number of debt investments period end	149	78	149	78
Number of preferred equity investments at period end	6	3	6	3

The following tables present a roll-forward of all investment purchase, sale and repayment activity and changes in fair value within our investment portfolio for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$3,215,211	$183,465	$57,903	$3,456,579
Purchase of investments	716,876	1,687	—	718,563
Proceeds from principal repayments and sales of investments	(174,574)	—	—	(174,574)
Other changes in fair value (1)	15,919	1,761	2,863	20,543
Fair value, end of period	$3,773,432	$186,913	$60,766	$4,021,111

	Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$1,942,841	$226,320	$27,892	$2,197,053
Purchase of investments	2,498,112	1,687	24,148	2,523,947
Proceeds from principal repayments and sales of investments	(707,629)	(48,584)	—	(756,213)
Other changes in fair value (1)	40,108	7,490	8,726	56,324
Fair value, end of period	$3,773,432	$186,913	$60,766	$4,021,111

The following tables present a roll-forward of all investment purchase, sale and repayment activity and changes in fair value within our investment portfolio for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$1,328,721	$218,228	$25,820	$1,572,769
Purchase of investments	296,516	98	97	296,711
Proceeds from principal repayments and sales of investments	(146,074)	—	—	(146,074)
Other changes in fair value (1)	12,364	1,221	(878)	12,707
Fair value, end of period	$1,491,527	$219,547	$25,039	$1,736,113

	Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$748,545	$210,926	$22,267	$981,738
Purchase of investments	930,273	98	598	930,969
Proceeds from principal repayments and sales of investments	(223,793)	—	(214)	(224,007)
Other changes in fair value (1)	36,502	8,523	2,388	47,413
Fair value, end of period	$1,491,527	$219,547	$25,039	$1,736,113
(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

The following table presents selected information regarding our investment portfolio as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024		December 31, 2023
Investments:
Number of portfolio companies	82		61
Number of investments	155		93
Average investment at fair value	$25,943		$23,624
Average cost of debt investments as a percentage of par (1)	97.84%		97.18%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.28%		0.51%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.05%		0.11%
Number of debt investments on non-accrual status	1		1
Weighted Average EBITDA (mm) (2)	209.2		245.3
Median EBITDA (mm) (2)	145.6		187.2
Weighted average net debt through tranche (2)	4.2x		4.1x
Weighted average interest rate coverage (2)	2.3x		3.1x
Percentage of sponsored investments	82.90%		83.65%

Floating interest rate debt investments:
Percent of debt portfolio (3)	97.0%		96.3%
Weighted average interest rate floors	0.92%		0.73%
Weighted average coupon spread to base interest rate	582	bps	626	bps
Weighted average effective yield on floating rate debt investments at amortized cost (4)	11.29%		12.85%
3 Month SOFR	4.59%		5.33%

Fixed interest debt investments: (5)
Percent of debt portfolio (3)	3.0%		3.7%
Weighted average coupon rate	10.80%		8.94%
Weighted average effective yield on fixed rate debt investments at amortized cost (4)	10.91%		9.89%

Other metrics:
Weighted average years to maturity on debt investments	4.56	years	4.12	years
Weighted average effective yield on the portfolio at amortized cost (4) (5)	11.33%		12.74%

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
(5)
Calculations exclude non-performing debt investments.

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of:

	September 30, 2024		December 31, 2023
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$12,853	0.3%	$12,853	0.6%
2024	—	—	43,560	1.9
2025	81,676	2.0	196,430	8.8
2026	466,593	11.5	570,903	25.5
2027	222,058	5.5	114,536	5.1
2028	546,872	13.5	491,877	22.0
2029	974,739	24.1	361,356	16.1
2030	1,156,305	28.6	448,518	20.0
2031	585,357	14.5	—	—
	$4,046,453	100.0%	$2,240,033	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024			As of December 31, 2023
Risk Rating	Fair Value	% of Portfolio	# of Investments	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—	$—	0.0%	—
2	126,339	3.1	4	70,386	3.2	2
3	3,833,031	95.3	148	2,123,142	96.7	89
4	59,620	1.5	2	1,096	0.0	1
5	2,121	0.1	1	2,429	0.1	1
	$4,021,111	100.0%	155	$2,197,053	100.0%	93

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

Operating results for the three and nine months ended September 30, 2024 and 2023 are presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$113,700	$52,622	$282,313	$133,773
Total expenses	62,770	26,884	156,158	66,661
Net investment income	50,930	25,738	126,155	67,112
Net realized gain (loss)	5,875	4,563	18,220	(98)
Net change in unrealized appreciation (depreciation)	628	7,527	10,356	32,844
Net increase (decrease) in net assets resulting from operations	$57,433	$37,828	$154,731	$99,858

Investment Income

Investment income consisted of the following components for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income on debt securities
Cash interest	$102,929	$47,563	$246,013	$113,169
PIK interest	3,787	1,434	10,676	8,603
Net accretion/amortization of discounts/premiums	4,008	1,950	11,861	5,766
Total interest on debt securities	110,724	50,947	268,550	127,538
Dividend Income	(52)	1,021	(52)	1,021
PIK dividend	2,253	—	4,374	1,903
Total interest and dividend income	112,925	51,968	272,872	130,462
Other income	775	654	8,863	3,311
Total investment income	$113,700	$52,622	$281,735	$133,773
Average investments at cost (1)	$3,739,595	$1,675,572	$3,060,233	$1,402,415
Income return (2)	3.02%	3.10%	8.92%	9.30%

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

The table below shows a breakdown of our operating expenses for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed Operating Expenses
Professional fees (1)	$1,040	$359	$2,121	$945
Board of directors' fees	53	77	208	232
General and other expenses	191	95	393	239
Organization and offering costs (2)	19	2	63	21
Total fixed operating expenses	1,303	533	2,785	1,437

Variable operating expenses:
Interest expense (3)	42,925	17,798	105,328	43,200
Management fees	7,055	3,121	17,150	7,751
Administrative expense (4)	1,074	767	4,031	2,091
Custody expense	269	103	675	260
Transfer agency fees	9	20	41	95
Total variable operating expenses	51,332	21,809	127,225	53,397

Performance-dependent expenses:
Income based incentive fee	9,160	4,542	22,846	11,827
Capital gains incentive fee	975	—	3,302	—
Total performance-dependent expenses	10,135	4,542	26,148	11,827

Total expenses	$62,770	$26,884	$156,158	$66,661
(1)
Professional fees include the expenses for third-party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the three and nine months ended September 30, 2024 and 2023 is described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the three and nine months ended September 30, 2024, our net realized gains (losses) were $5.9 million and $18.2 million , respectively, and our net change in unrealized appreciation (depreciation) were $0.6 million and $10.4 million, respectively.

For the three and nine months ended September 30, 2023, our net realized gains (losses) were $4.6 million and ($0.1) million, respectively, and our net change in unrealized appreciation (depreciation) were $7.5 million and $32.8 million, respectively.

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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of September 30, 2024 and December 31, 2023, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Fair value of level 3 investments at the end of the period	$3,226,721	$1,098,973	$3,226,721	$1,098,973
Fair value assuming a 5% increase in value	3,388,057	1,153,922	3,388,057	1,153,922

Increase in unrealized appreciation	161,336	54,949	161,336	54,949
(Increase) in management fees	(303)	(103)	(605)	(309)
(Increase) in capital gains incentive fees (1)	(24,200)	(8,242)	(24,200)	(8,242)
Increase in net assets resulting from operations	$136,833	$46,604	$136,531	$46,398

Weighted average shares outstanding	72,596,377	32,466,609	56,268,734	28,032,111
Shares outstanding at the end of the period	88,100,334	32,621,102	88,100,334	32,621,102

Increase in earnings per share	$1.88	$1.44	$2.43	$1.66
Increase in net assets per share	$1.55	$1.43	$1.55	$1.42
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

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of September 30, 2024 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated (Note.5 Derivative Instruments). However, no assurance can be given that such hedging transactions will be effective.

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

Liquidity

The tables below present a summary of our liquidity position as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$337,871	$98,606
Unused borrowing capacity	137,452	422,000
Principal receivable	41,265	—
Unfunded investment commitments (1)	(460,005)	(207,625)
Undrawn capital commitments	365,800	619,690
Other net working capital (2)	(177,232)	(224,415)
	$245,151	$708,256
(1)
For a comprehensive list of our unfunded investment commitments, see the footnotes to our consolidated schedule of investments included in our accompanying consolidated financial statements.
(2)
Other networking capital is interest and subscription receivable less all liabilities exclusive of debt.
(3)
As of September 30, 2024, the Company holds $794.4 level 2 investments at fair value that could be sold in order to meet short term cash demands.

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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I facility	$550,000	$—	$—	$550,000	$—
SPV II facility	595,000	—	—	595,000	—
Collateralized loan obligations	390,000	—	—	—	390,000
Loan repurchase obligations	251,977	251,977	—	—	—
Series A Notes	69,000	—	69,000	—	—
Series B Notes	75,000	—	—	75,000	—
Series C Notes	116,000	—	116,000	—	—
Series D Notes	75,000	—	—	75,000	—
Total Contractual Obligations	$2,121,977	$251,977	$185,000	$1,295,000	$390,000

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of September 30, 2024, 97.0% of our debt investments (95.5% of our total investments), or $3.84 billion measured at fair value, are subject to floating interest rates. Additionally, all of our Credit Facilities are also subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for Income-Based Fee as described in Note 3. Agreements and Related Party Transactions.

Since March 2022, the Federal Reserve has been raising interest rates. Although the Federal Reserve left its benchmark rates steady in the second quarter of 2024, it subsequently cut the federal funds rate by 50 basis points in September 2024 following improved inflation data. While the Federal Reserve indicated that there may be additional rate cuts in 2024, future reductions to benchmark rates in the future are not certain. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could propel the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings. Furthermore, in a lower interest rate environment, we could face a situation where our outstanding debt obligations carry higher coupon payments than newly issued debt, resulting in an increase in relative borrowing costs unless we are able to refinance at more favorable terms.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2024. Interest expense is calculated based on the terms of the Financing Facilities, using the outstanding balances as of September 30, 2024. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$103,435	$(55,788)	$47,647
Up 200 basis points	66,611	(37,152)	29,459
Up 100 basis points	29,787	(18,515)	11,272
Down 100 basis points	(43,737)	18,757	(24,980)
Down 200 basis points	(79,773)	37,393	(42,380)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 25, 2024 (See “Part I Item 1A. Risk Factors”), which is accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2024 to the risk factors discussed in Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation effective as of January 1, 2022 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
3.2	Amended and Restated By Laws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 10 (File No. 000-56375) filed on March 3, 2022)
3.3	Articles Supplementary for 12.0% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2023)
3.4	Articles of Amendment, dated November 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2024).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 25, 2024)
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
10.8

Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.9

Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.10

Amendment No.1 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on March 23, 2023)

10.11

Amendment No. 2 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 23, 2023)

10.12

Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form 10 filed on February 8, 2022)

10.13

First Amendment to the Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 25, 2024)

10.14

Loan and Security Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2023)

10.15

Amendment No. 1 to Loan and Security Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 9, 2023)

10.16

Indenture, dated as of November 15, 2023, by and between MSD BDC CLO I, LLC and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 25, 2024)

10.17

Collateral Management Agreement, dated November 15, 2023, by and between MSD BDC CLO I, LLC and MSD Partners, L.P. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 25, 2024)

10.18

Master Transfer Agreement, dated as of November 15, 2023, by and between MSD Investment Corp., as seller, and MSD BDC CLO I, LLC, as purchaser (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 25, 2024)

10.19

Amendment No. 2 to the Loan and Security Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.19 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.20

Amendment No. 4 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC, as borrower, the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, Deutsche Bank AG, New York Branch as facility agent, U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian (incorporated by reference to Exhibit 10.20 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.21

Amendment No. 3 to the Loan and Security Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.22

Note Purchase Agreement, dated August 7, 2024, by and between MSD Investment Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q filed on August 14, 2024)

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

MSD Investment Corp.

Date:	November 8, 2024	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	November 8, 2024	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer