Form 10-K
period 2024-12-31
MSD Investment Corp.
filed 2025-03-19
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-K

_______________________________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01481

_______________________________________________________________________

MSD Investment Corp.

(Exact name of Registrant as specified in its Charter)

_______________________________________________________________________

Maryland	87-4195402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Madison Ave, 20th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of March 19, 2025, there was no established market for the registrant’s common stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of March 19, 2025 was 100,611,506.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2025 annual meeting of shareholders (the “2025 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

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
•
interest rate volatility and an elevated interest rate environment could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•
our limited operating history as a business development company (“BDC”);
•
our future operating results;
•
the impact of elevated interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
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
•
the impact of geopolitical conditions, including the potential for increased tariffs and trade barriers, revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, ongoing conflict in the Middle East, and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, and other countries;
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

In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).

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

(i)
Prior to an initial public offering of the Company’s common stock and/or listing on a nationally recognized stock exchange (an “Exchange Listing”), the Management Fee shall be calculated at a rate of 0.1875% per quarter (0.75% per annum) of the Company’s average gross asset value at the end of the two most recently completed calendar quarters (or for the first quarter which the Company has operations, the average gross assets at the date of the initial drawdown from investors and the end of such calendar quarter), including assets purchased with borrowed funds or other forms of leverage (including, but not limited to, the SPV I Facility, the SPV II Facility, the Revolving Credit Facility, the Repurchase Obligations, and the 2023 Debt Securitization (each as defined below, each, a “Credit Facility” and together the “Credit Facilities”) but excluding (i) cash and cash equivalents (as defined below) and (ii) undrawn commitments (commitments that are not yet property of the Company and therefore are not included in the calculation). “Cash equivalents” means U.S. government securities, money market fund investments, commercial paper instruments, and other similar cash equivalent investments maturing within one year of purchase.

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

The Company’s strategy will be principally executed by the Adviser’s credit team (the “Credit Team”), led by senior investment professionals with an average of 28 years of experience in sourcing and investing, and 19 years working together as a team. The senior investment professionals of the Company have demonstrated investment expertise throughout the lifecycle of credit markets. As a consequence, the Company is well positioned to invest across a wide array of industries and opportunities. The team has a highly disciplined, fundamental, research-intensive approach to investing, where downside risk assessment is central to each investment decision.

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

The industry composition of investments at fair value as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Aerospace & Defense	4.72%	6.06%
Automotive	0.24	0.05
Banking, Finance, Insurance & Real Estate	6.82	4.81
Beverage, Food & Tobacco	0.46	0.97
Capital Equipment	3.23	5.26
Chemicals, Plastics & Rubber	1.50	1.88
Construction & Building	7.77	—
Consumer Goods: Durable	1.98	1.80
Consumer Goods: Non-durable	6.90	2.79
Containers, Packaging & Glass	1.72	—
Energy: Oil & Gas	0.05	3.50
Environmental Industries	0.40	—
Healthcare & Pharmaceuticals	6.53	8.87
High Tech Industries	4.66	3.59
Hotel, Gaming & Leisure	10.73	10.14
Media: Advertising, Printing & Publishing	2.60	3.33
Media: Broadcasting & Subscription	0.49	—
Media: Diversified & Production	1.68	3.48
Retail	1.92	7.60
Services: Business	18.38	12.82
Services: Consumer	8.84	7.16
Sovereign & Public Finance	1.11	—
Telecommunications	4.02	8.33
Transportation: Cargo	1.46	2.94
Transportation: Consumer	1.29	3.56
Wholesale	0.50	1.06
Total	100.00%	100.00%

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
Leverage of ~50-52.5% of AUM
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

The composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$4,380,981	$4,375,355	96.61%	$1,942,665	$1,942,843	88.43%
Second lien debt	89,589	89,485	1.98	234,306	226,318	10.30
Subordinated debt	990	990	0.02	—	—	0.00
Equity and Other Investments	63,397	63,234	1.39	31,846	27,892	1.27
Total investments	$4,534,957	$4,529,064	100.00%	$2,208,817	$2,197,053	100.00%

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

The following table shows the investment rankings of the debt investments in our portfolio as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024			As of December 31, 2023
Risk Rating	Fair Value	% of Portfolio	# of Investments	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—	$—	0.0%	—
2	138,919	3.1	4	70,386	3.2	2
3	4,325,456	95.5	154	2,123,142	96.7	89
4	60,298	1.3	2	1,096	0.0	1
5	4,391	0.1	1	2,429	0.1	1
	$4,529,064	100.0%	161	$2,197,053	100.0%	93

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

You may obtain information about how we voted proxies by making a written request for proxy voting information to: MSD Investment Corp., 550 Madison Avenue, 20th Floor, New York, NY 10022.

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

Reporting Obligations

We will furnish our Shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov.

Taxation as a Regulated Investment Company

We have elected, and intend to qualify annually, to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. Rather, dividends distributed by us generally will be taxable to our shareholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our shareholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us.

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

The Company has entered into multiple Credit Facilities, including through SPV I, the Company’s wholly-owned subsidiary, which entered into a senior secured revolving credit facility with Deutsche Bank AG, New York Branch (the “SPV I Facility”); through SPV II, the Company’s wholly-owned subsidiary, which entered into a loan and security agreement with Citizens Bank N.A as lender and administrative agent, the Company as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (the “SPV II Facility”); a senior secured revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”); through Repurchase Obligations with Macquarie Bank Limited (the “Repurchase Obligation”); a term debt securitization (the “2023 Debt Securitization”); and through Unsecured Notes, inclusive of Series A, Series B, Series C, Series D, Series E, Series F and Series G notes (“Notes“). The closing of a Credit Facility is contingent on a number of conditions including, without limitation, the negotiation and execution of definitive documents relating to such Credit Facility. The Company intends to use borrowings under each Credit Facility to make additional investments, repay outstanding indebtedness, and for other general corporate purposes. There can be no assurance that the Company will be able to close any additional Credit Facilities or obtain other financing in the future.

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

New or modified laws or regulations governing our operations could adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch. Any new or changed laws or regulations, as well as changes in the positions, or existence, of regulatory agencies, which may lead to changes in the level of oversight in the financial service industry, could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. The nature, timing and economic effects of any potential changes to the current legal and regulatory framework affecting the financial service industry remains uncertain.

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

Technological innovations and industry disruptions, including those related to artificial intelligence and machine learning, may negatively impact us.

There continues to be significant evolution and developments in the use of artificial intelligence (“AI”) technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time. We may incorporate, directly or through third-party vendors, the use of AI into our business and operations, and anticipate that usage and adoption of AI in the marketplace will continue to grow. As with many disruptive innovations, AI presents risks and challenges that could affect its accuracy adoption and therefore our business. While we intend the use of any AI to make processes more efficient, AI models may not achieve sufficient levels of accuracy. AI algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis of AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use of AI and affecting AI companies, which could limit or adversely affect our business. Further, we may not be able to control how third-party AI technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.

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

Our investment portfolio is recorded at fair value as determined by the Valuation Designee in accordance with procedures established by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

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

Following a period of elevated interest rates to address inflation concerns, in the third quarter of 2024, the Federal Reserve cut rates for the first time since March 2020 and, most recently, cut rates in the fourth quarter of 2024. The Federal has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in shares of our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. It is possible that the Federal Reserve's tightening cycle could also result in a recession in the United States, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to enter into transactions involving derivatives and unfunded commitment transactions may be limited

In 2020, the SEC adopted Rule 18f-4 under the 1940 Act (“Rule 18f-4”), which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Relating to Hedging Transactions.

We seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

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

U.S. capital markets have experienced extreme volatility and disruption following, among other things, the conflict between Russia and Ukraine that began in late February 2022 and the ongoing war in the Middle East. Even after the COVID-19 pandemic subsided, the U.S. economy, as well as most other major economies, have continued to experience unpredictable economic conditions, and we anticipate our businesses would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. As the result of the current market conditions, and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

Russian Invasion of Ukraine and Conflict in the Middle East

Russia’s invasion of Ukraine, the current conflict in the Middle East, and corresponding events, have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia. The current sanctions and the potential for future sanctions, and other actions, and Russia’s retaliatory responses to those sanctions and actions, may continue to adversely impact the Russian economy and may result in the further decline of the value and liquidity of Russian securities, a continued weakening of the ruble, exchange closures and may have other adverse consequences on the Russian economy that could impact the value of Russian investments and impair the ability of a client to buy, sell, receive, or deliver those securities. In addition, the ongoing conflict in the Middle East could cause further volatility and uncertainty in global economic markets. Moreover, those events have, and could continue to have, an adverse effect on global markets’ performance and liquidity, thereby negatively affecting the value of a client’s investments beyond any direct exposure to Russian or Middle Eastern issuers. The duration of ongoing hostilities and the vast array of sanctions and related events cannot be predicted. Those events present material uncertainty and risk with respect to markets globally and the performance of a client and its investments or operations could be negatively impacted.

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between the United Kingdom and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and certain other countries, including with respect to trade policies, treaties, sanctions, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, negatively impact us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers or the cost of such goods and have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.

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

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 550 Madison Avenue, 20th Floor, New York, New York, 10022, and are provided for by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Holders

As of March 19, 2025 there were 549 shareholders of our common stock and 250 holders of Series A Preferred Stock.

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

Distribution Policy

Because we intend to maintain our status as a RIC for U.S. federal income tax purposes, we intend to distribute at least 90% of our annual taxable income to our Shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our Shareholders. The timing and amount of our distributions, if any, is determined by our Board. Any distributions to shareholders are declared out of assets legally available for distribution. See Note 9. Net Assets to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for the history of distributions declared for the years ended December 31, 2022, December 31, 2023 and December 31, 2024.

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

Unregistered Sales of Equity Securities

There were no Shares issued and sold in reliance upon the available exemptions from the registration requirements of the 1933 Act, including Section 4(a)(2) and Regulation D promulgated thereunder, other than those already disclosed in certain Current Reports on Form 8-K filed with the SEC.

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

We have elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code for the fiscal year ending December 31, 2024 for U.S. federal income tax purposes. As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of December 31, 2024 and December 31, 2023 and (ii) for the years ended December 31, 2024, 2023 and 2022:

	As of
	December 31, 2024	December 31, 2023
Total assets	$4,685,663	$2,316,063
Investments in portfolio companies, at fair value	$4,529,064	$2,197,053
Borrowings	$2,232,043	$1,148,025
Net assets	$2,401,934	$937,586
Net asset value per common share	$23.87	$23.26
Leverage ratio (borrowings / total assets)	47.6%	49.6%

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Average net assets	$1,659,875	$695,339	$365,431
Average borrowings	$1,774,784	$804,401	$482,333
Cost of investments purchased	$3,464,619	$1,550,830	$585,382
Sales of investments	$249,531	$78,128	$77,659
Principal repayments	$950,462	$319,913	$185,213
Net investment income	$183,025	$96,142	$39,352
Net realized gains (losses)	$26,176	$2,439	$3,523
Net change in unrealized appreciation (depreciation)	$16,107	$37,095	$(51,283)
Net increase (decrease) in net assets resulting from operations	$225,308	$135,676	$(8,408)
Net investment income per share - basic and diluted	$2.77	$3.23	$2.70
Earnings per share - basic and diluted	$3.41	$4.56	$(0.58)

Portfolio and Investment Activity for the years ended December 31, 2024 and December 31, 2023

The following table presents our portfolio company activity for the years ended December 31, 2024 and December 31, 2023:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Portfolio companies at beginning of period	61	41
Number of added portfolio companies	47	31
Number of exited portfolio companies	(24)	(11)
Portfolio companies at period end	84	61

Number of debt investments period end	155	90
Number of preferred equity investments at period end	6	3

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$1,942,841	$226,320	$—	$27,892	$2,197,053
Purchase of investments	3,437,794	1,687	990	24,148	3,464,619
Proceeds from principal repayments and sales of investments	(1,050,902)	(149,092)	—	—	(1,199,994)
Other changes in fair value (1)	45,622	10,570	—	11,194	67,386
Fair value, end of year	$4,375,355	$89,485	$990	$63,234	$4,529,064
(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

	Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$748,545	$210,926	$22,267	$981,738
Purchase of investments	1,544,425	5,807	598	1,550,830
Proceeds from principal repayments and sales of investments	(397,729)	(100)	(214)	(398,043)
Other changes in fair value (1)	47,600	9,687	5,241	62,528
Fair value, end of period	$1,942,841	$226,320	$27,892	$2,197,053

(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

The following table presents selected information regarding our investment portfolio as of December 31, 2024 and December 31, 2023:

	As of
	December 31, 2024		December 31, 2023
Investments:
Number of portfolio companies	84		61
Number of investments	161		93
Average investment at fair value	$28,131		$23,624
Average cost of debt investments as a percentage of par (1)	98.25%		97.18%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.25%		0.51%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.10%		0.11%
Number of debt investments on non-accrual status	1		1
Weighted Average EBITDA (mm) (2)	193.0		245.3
Median EBITDA (mm) (2)	134.5		187.2
Weighted average net debt through tranche (2)	4.2x		4.1x
Weighted average interest rate coverage (2)	2.3x		3.1x
Percentage of sponsored investments	83.50%		83.65%

Floating interest rate debt investments:
Percent of debt portfolio (3)	97.4%		96.3%
Weighted average interest rate floors	0.89%		0.73%
Weighted average coupon spread to base interest rate	575	bps	626	bps
Weighted average effective yield on floating rate debt investments at amortized cost (4)	10.65%		12.85%
3 Month SOFR	4.31%		5.33%

Fixed interest debt investments: (5)
Percent of debt portfolio (3)	2.6%		3.7%
Weighted average coupon rate	9.03%		8.94%
Weighted average effective yield on fixed rate debt investments at amortized cost (4)	10.45%		9.89%

Other metrics:
Weighted average years to maturity on debt investments	4.69	years	4.12	years
Weighted average effective yield on the portfolio at amortized cost (4) (5)	10.70%		12.74%
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

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$12,853	0.3%	$12,853	0.6%
2024	—	—	43,560	1.9
2025	58,566	1.3	196,430	8.8
2026	362,772	8.0	570,903	25.5
2027	209,661	4.6	114,536	5.1
2028	485,678	10.7	491,877	22.0
2029	1,244,911	27.3	361,356	16.1
2030	1,184,200	26.0	448,518	20.0
2031	992,388	21.8	—	—
	$4,551,029	100.0%	$2,240,033	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024			As of December 31, 2023
Risk Rating	Fair Value	% of Portfolio	# of Investments	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—	$—	0.0%	—
2	138,919	3.1	4	70,386	3.2	2
3	4,325,456	95.5	154	2,123,142	96.7	89
4	60,298	1.3	2	1,096	0.0	1
5	4,391	0.1	1	2,429	0.1	1
	$4,529,064	100.0%	161	$2,197,053	100.0%	93

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

Operating Results for the years ended December 31, 2024, 2023 and 2022 are presented below:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Total investment income	$405,172	$196,724	$80,568
Total expenses	222,147	100,582	41,216
Net investment income	183,025	96,142	39,352
Net realized gain (loss)	26,176	2,439	3,523
Net change in unrealized appreciation (depreciation)	16,107	37,095	(51,283)
Net increase (decrease) in net assets resulting from operations	$225,308	$135,676	$(8,408)

Investment Income

Investment income consisted of the following components for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Interest income on debt securities
Cash interest	$356,489	$168,360	$63,517
PIK interest	15,187	12,365	9,064
Net accretion/amortization of discounts/premiums	15,985	7,760	4,198
Total interest on debt securities	387,661	188,485	76,779
Dividend Income	(230)	1,040	—
PIK dividend	7,350	2,945	3,488
Total interest and dividend income	394,781	192,470	80,267
Other income	10,391	4,254	301
Total investment income	$405,172	$196,724	$80,568
Average investments at cost (1)	$3,355,178	$1,563,695	$834,940
Income return (2)	11.77%	12.31%	9.61%

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

The table below shows a breakdown of our operating expenses for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Fixed Operating Expenses
Professional fees (1)	$3,214	$2,087	$1,023
Board of directors' fees	277	310	290
General and other expenses	717	422	90
Organization and offering costs (2)	77	21	434
Total fixed operating expenses	4,285	2,840	1,837

Variable operating expenses:
Interest expense (3)	147,803	66,206	24,152
Management fees	25,213	11,535	6,327
Administrative expense (4)	5,169	2,551	1,958
Custody expense	970	401	246
Transfer agency fees	104	99	52
Total variable operating expenses	179,259	80,792	32,735

Performance-dependent expenses:
Income based incentive fee	33,244	16,950	6,900
Capital gains incentive fee	5,359	—	(256)
Total performance-dependent expenses	38,603	16,950	6,644

Total expenses	$222,147	$100,582	$41,216

(1)
Professional fees includes the expenses for third-party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the years ended December 31, 2024 and December 31, 2023 are described more fully in Note 7. Borrowings to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
(4)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the year ended December 31, 2024 our net realized gain was $26.2 million and our net change in unrealized appreciation was $16.1 million. For the year ended December 31, 2023 our net realized gain was $2.4 million and our net change in unrealized appreciation was $37.1 million. For the year ended December 31, 2022 our net realized gain was $3.5 million and our net change in unrealized depreciation was $51.3 million.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. The Company’s comprehensive accounting policies are described more fully in Note 2. Significant Accounting Policies to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. We have identified “Basis of Presentation”, “Valuation of Investments”, and “Revenue Recognition” within Note 2 as critical accounting policies.

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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of December 31, 2024 and December 31, 2023, respectively, are presented in Note 6. Fair Value Measurements to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the years ended December 31, 2024, 2023 and 2022:

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022
Fair value of level 3 investments at the end of the period	$3,760,730	$1,358,932	$712,113
Fair value assuming a 5% increase in value	3,948,767	1,426,879	747,719

Increase in unrealized appreciation	188,037	67,947	35,606
(Increase) in management fees	(1,410)	(510)	(67)
(Increase) in capital gains incentive fees (1)	(28,205)	(10,192)	(5,340)
Increase in net assets resulting from operations	$158,422	$57,245	$30,199

Weighted average shares outstanding	66,018,618	29,738,420	14,575,572
Shares outstanding at the end of the period	100,611,506	40,279,212	22,126,135

Increase in earnings per share	$2.40	$1.92	$2.07
Increase in net assets per share	$1.57	$1.42	$1.36

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

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of December 31, 2024 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated, in addition to an interest rate swap to offset fixed rate exposure on our Series F Note (see Note 5. Derivative Instruments to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K). However, no assurance can be given that such hedging transactions will be effective.

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

Liquidity

The tables below present a summary of our liquidity position as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$109,302	$98,606
Unused borrowing capacity	405,000	422,000
Principal receivable	5,503	—
Unfunded investment commitments (1)	(574,819)	(207,625)
Undrawn capital commitments	456,800	619,690
Other net working capital (2)	(48,995)	(224,415)
	$352,791	$708,256
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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I facility	$503,000	$—	$—	$503,000	$—
SPV II facility	537,000	—	—	537,000	—
Collateralized loan obligations	390,000	—	—	—	390,000
Revolving credit facility	150,000	—	—	150,000	—
Loan repurchase obligations	52,043	52,043	—	—	—
Series A Notes	69,000	—	69,000	—	—
Series B Notes	75,000	—	75,000	—	—
Series C Notes	116,000	—	—	116,000	—
Series D Notes	75,000	—	—	75,000	—
Series E Notes	50,000	—	—	50,000	—
Series F Notes	165,000	—	—	—	165,000
Series G Notes	50,000	—	—	—	50,000
Total Contractual Obligations	$2,232,043	$52,043	$144,000	$1,431,000	$605,000

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined by the Valuation Designee, subject to the continued oversight of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of December 31, 2024, 97.4% of our debt investments (96.1% of our total investments), or $4.35 billion measured at fair value, are subject to floating interest rates. Additionally, the SPV I Facility, the SPV II Facility, the collateralized loan obligations, the Revolving Credit Facility, and certain of the Notes are subject to floating interest rates. In connection with our Series F Notes, which bear interest at fixed rates, we entered into an interest rate swap in order to align the interest rate risk of our liabilities with our investment portfolio. A prolonged period of elevated interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate debt securities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for Income-Based Fee as described in Note 3. Agreements and Related Party Transactions to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Following a period of elevated interest rates to address inflation concerns, in the third quarter of 2024, the Federal Reserve cut rates for the first time since March 2020 and, most recently, cut rates in the fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100 or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2024. Interest expense is calculated based on the terms of the Financing Facility, using the outstanding balance as of December 31, 2024. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2024. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$129,734	$(57,791)	$71,943
Up 200 basis points	85,507	(37,321)	48,186
Up 100 basis points	41,279	(16,850)	24,429
Down 100 basis points	(47,176)	24,091	(23,085)
Down 200 basis points	(91,368)	44,561	(46,807)
Down 300 basis points	(132,893)	65,032	(67,861)

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

Opinion on the Consolidated Financial Statements and Consolidated Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of MSD Investment Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the consolidated financial highlights (in Note 12) for each of the three years in the period then ended and for the period from December 21, 2021 (commencement of operations) to December 31, 2021, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period then ended, and the financial highlights for each of the three years in the period then ended and for the period from December 21, 2021 (commencement of operations) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 19, 2025

We have served as the Company’s auditor since 2021.

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$4,529,064	$2,197,053
Cash and cash equivalents	109,302	98,606
Restricted cash	410	—
Interest and dividends receivable	31,819	19,276
Principal receivable	5,503	—
Unrealized appreciation on forward contracts	9,441	—
Prepaid expenses and other assets	124	1,128
Total assets	$4,685,663	$2,316,063

LIABILITIES
SPV I facility	$503,000	$378,000
SPV II facility	537,000	295,000
Collateralized loan obligations	390,000	390,000
Subscription facility	—	35,000
Unsecured Notes	599,141	—
Revolving credit facility	150,000	—
Loan repurchase obligations	52,043	50,025
Deferred financing costs net of accumulated amortization	(28,269)	(13,239)
Total debt, net of financing costs	2,202,915	1,134,786
Payable for investments purchased	19,113	214,584
Interest payable	29,984	17,800
Income based incentive fee payable	10,398	5,123
Management fees payable	8,063	3,784
Capital gains incentive fee payable	5,359	—
Accrued expenses and other liabilities	2,190	608
Accrued professional fees	1,012	432
Due to affiliates	2,751	449
Financing costs payable	1,944	114
Unrealized depreciation on forward contracts	—	797
Total liabilities	$2,283,729	$1,378,477
Commitments and contingencies (Note 8)
NET ASSETS
Preferred Stock, par value $0.001 (250 shares authorized and outstanding) (2)	$—	$—
Paid-in capital in excess of par value of Preferred Stock	750	750
Common stock, par value $0.001 (200,000,000 shares authorized, 100,611,506 and 40,279,212 shares issued and outstanding, respectively)	101	40
Paid-in capital in excess of par value	2,408,415	952,139
Distributable earnings (accumulated losses)	(7,332)	(15,343)
Total net assets	$2,401,934	$937,586
Net asset value per common share	$23.87	$23.26

(1)
Non-controlled/non-affiliated investments at amortized cost $4,534,957 and $2,208,817 as of December 31, 2024 and December 31, 2023, respectively.
(2)
Preferred Stock par value for both December 31, 2024 and December 31, 2023 is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$372,474	$176,120	$67,715
Dividend Income	(230)	1,040	—
Payment-in-kind interest income	15,187	12,365	9,064
Payment-in-kind dividend income	7,350	2,945	3,488
Other income	10,391	4,254	301
Total investment income	405,172	196,724	80,568
Expenses:
Interest expense	147,803	66,206	24,152
Income based incentive fee	33,244	16,950	6,900
Management fees	25,213	11,535	6,327
Administration expense	5,169	2,551	1,958
Capital gains incentive fee	5,359	—	(256)
Professional fees	3,214	2,087	1,023
Custody expense	970	401	246
General and other expenses	717	422	90
Board of directors’ fee	277	310	290
Organization and offering costs	77	21	434
Transfer agency fees	104	99	52
Total expenses	222,147	100,582	41,216
Net investment income (loss)	183,025	96,142	39,352

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	22,929	4,842	1,985
Foreign currency forward contracts	3,137	(2,076)	1,653
Foreign currency transactions	110	(327)	(115)
Net realized gain (loss)	26,176	2,439	3,523
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	5,870	37,565	(50,953)
Foreign currency forward contracts	10,238	(461)	(336)
Foreign currency transactions	(1)	(9)	6
Net change in unrealized appreciation (depreciation)	16,107	37,095	(51,283)
Net realized and unrealized gain (loss)	42,283	39,534	(47,760)
Net increase (decrease) in net assets resulting from operations	$225,308	$135,676	$(8,408)

Preferred Stock Dividends	(90)	(8)	—
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$225,218	$135,668	$(8,408)

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$2.77	$3.23	$2.70
Earnings per share (basic and diluted)	$3.41	$4.56	$(0.58)
Distributions declared per common share	$3.00	$3.09	$2.88
Weighted average shares outstanding (basic and diluted)	66,018,618	29,738,420	14,575,572

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets

(in thousands, except shares)

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2021 (1)	—	—	12,000,000	$12	$299,988	$1,998	$301,998
Operations:
Net investment income	—	—	—	—	—	39,352	39,352
Net realized gain (loss)	—	—	—	—	—	3,523	3,523
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(51,283)	(51,283)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	(8,408)	(8,408)
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(44,967)	(44,967)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(44,967)	(44,967)
Capital Share Transactions:
Common shares issued from reinvestment of distributions	—	—	1,838,162	2	43,221	—	43,223
Issuance of shares	—	—	8,287,973	8	189,992	—	190,000
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	—	—	2,099	(2,099)	—
Net increase (decrease) for the year	—	—	10,126,135	10	235,312	(55,474)	179,848
Balance, December 31, 2022	—	—	22,126,135	$22	$535,300	$(53,476)	$481,846
Operations:
Net investment income	—	—	—	—	—	96,142	96,142
Net realized gain (loss)	—	—	—	—	—	2,439	2,439
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	37,095	37,095
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	135,676	135,676
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(96,770)	(96,770)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(96,770)	(96,770)
Capital Share Transactions:
Common shares issued from reinvestment of distributions	—	—	3,568,598	3	81,081	—	81,084
Issuance of preferred shares (2)	250	—	—	—	750	—	750
Issuance of shares	—	—	14,584,479	15	334,985	—	335,000
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	—	—	773	(773)	—
Net increase (decrease) for the year	250	—	18,153,077	18	417,589	38,133	455,740
Balance, December 31, 2023	250	—	40,279,212	$40	$952,889	$(15,343)	$937,586
Operations:
Net investment income	—	—	—	—	—	183,025	183,025
Net realized gain (loss)	—	—	—	—	—	26,176	26,176
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	16,107	16,107
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	225,308	225,308
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(217,118)	(217,118)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(217,118)	(217,118)
Capital Share Transactions:
Common shares issued from reinvestment of distributions	—	—	5,498,875	6	131,152	—	131,158
Issuance of shares	—	—	54,833,419	55	1,324,945	—	1,325,000
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	—	—	179	(179)	—
Net increase (decrease) for the year	—	—	60,332,294	61	1,456,276	8,011	1,464,348
Balance, December 31, 2024	250	—	100,611,506	$101	$2,409,165	$(7,332)	$2,401,934

(1)
The Company converted from MSD Investment, LLC to MSD Investment Corp. on January 1, 2022.
(2)
Issuance of preferred shares par value is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows

(in thousands, except shares)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$225,308	$135,676	$(8,408)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(22,540)	(12,365)	(11,642)
Net accretion of discount and amortization of premium	(16,046)	(7,754)	(4,198)
Proceeds from sale of investments and principal repayments	1,199,994	398,041	262,873
Purchases of investments	(3,464,619)	(1,550,830)	(585,382)
Net realized (gains) losses on investments	(22,929)	(4,842)	(1,985)
Net change in unrealized (appreciation) depreciation on investments	(5,870)	(37,565)	50,953
Net receipt of settlement of derivatives	3,137	(2,076)	1,653
Net realized (gains) losses on derivatives	(3,137)	2,076	(1,653)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(10,238)	461	336
Amortization of deferred financing costs	4,650	2,117	1,541
(Increase) decrease in operating assets:
Interest and dividends receivable	(12,543)	(12,473)	(2,833)
Principal receivable	(5,503)	16,523	(14,069)
Prepaid expenses and other assets	1,004	(51)	(769)
Increase (decrease) in operating liabilities:
Due to affiliates	2,302	449	(371)
Payable for investments purchased	(195,471)	189,855	24,729
Management fees payable	4,279	3,701	(72)
Income based incentive fee payable	5,275	5,064	3
Capital gains incentive fee payable	5,359	—	(256)
Interest payable	12,184	11,643	5,816
Accrued professional fees	580	82	14
Accrued expenses and other liabilities	723	374	112
Net cash provided (used in) by operating activities	(2,294,101)	(861,894)	(283,608)
Cash flow from financing activities
Proceeds from issuance of common shares (net of change in subscriptions receivable)	1,325,000	335,000	190,000
Proceeds from repurchase obligations	693,990	313,841	—
Repayment of repurchase obligations	(691,973)	(263,816)	—
Debt borrowings	2,341,000	1,270,000	327,000
Debt repayments	(1,259,000)	(709,000)	(200,000)
Distributions paid	(85,870)	(15,678)	(1,744)
Deferred financing costs paid	(17,850)	(11,525)	(2,915)
Proceeds from issuance of preferred shares, net of underwriting costs	—	750	—
Preferred dividends paid	(90)	(8)	—
Net cash provided by (used in) financing activities	2,305,207	919,564	312,341
Net increase in cash, cash equivalents, and restricted cash	11,106	57,670	28,733
Cash, cash equivalents, and restricted cash, beginning of period	98,606	40,936	12,203
Cash, cash equivalents, and restricted cash, end of period	$109,712	$98,606	$40,936
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$109,302	$98,606	$36,616
Restricted cash	$410	$—	$4,320
Total cash, cash equivalents, and restricted cash	$109,712	$98,606	$40,936
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$122,750	$36,625	$16,796
Reinvestment of shareholder distributions	$131,158	$81,084	$43,223
Incremental financing cost payable	$1,880	$114	$54

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Frontgrade Technologies Inc.		S + 5.00%	0.75%	9.49%	1/9/2030	9,681	9,520	9,681	0.40%
Frontgrade Technologies Inc.		S + 5.00%	0.75%	9.49%	1/9/2030	59,858	58,714	59,858	2.49
Frontgrade Technologies Inc. - Revolving Credit Facility	(12)	S + 5.00%	0.75%	11.06%	1/9/2028	—	(122)	—	—
Sky Merger Sub, LLC		S + 6.60%	1.50%	11.11%	5/28/2029	111,094	108,544	108,646	4.52
Sky Merger Sub, LLC - Delayed Draw Term Loan	(12)	S + 6.60%	1.50%	10.91%	5/28/2029	—	—	37	—
Sky Merger Sub, LLC - Revolving Credit Facility	(12)	S + 6.60%	1.50%	10.91%	5/28/2029	—	(550)	(551)	(0.02)
Systems Planning and Analysis, Inc.		S + 5.00%	1.00%	9.28%	8/16/2027	10,604	10,488	10,510	0.44
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan A	(12)	S + 5.00%	1.00%	9.28%	8/16/2027	7,656	7,400	7,529	0.31
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan		S + 5.00%	1.00%	9.28%	8/16/2027	6,622	6,532	6,563	0.27
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(12)	S + 5.00%	1.00%	10.25%	8/16/2027	—	(53)	(52)	—
The Nordam Group Inc.		S + 5.60%	0.00%	9.96%	4/9/2026	11,522	10,963	11,465	0.48
							211,436	213,686	8.89
Automotive
Titan Purchaser, Inc.		S + 6.00%	1.00%	10.32%	3/1/2030	10,979	10,893	11,075	0.46
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Delayed Draw Term Loan		S + 4.75%	0.75%	9.34%	11/1/2029	49,277	48,703	49,277	2.05
ALF Finance	(11)	S + 6.00%	1.00%	10.33% PIK	12/10/2029	26,158	25,898	25,900	1.08
ALF Finance - Delayed Draw Term Loan	(11)(12)	S + 6.00%	1.00%	10.33% PIK	12/10/2029	7,524	7,453	7,453	0.31
Ardonagh Midco 3 PLC	UK(10)(11)	S + 4.75%	0.50%	9.90%	2/15/2031	29,398	28,999	29,009	1.21
Foundation Risk Partners		S + 5.25%	0.75%	9.58%	10/29/2030	19,789	19,742	19,745	0.82
Foundation Risk Partners - Delayed Draw Term Loan		S + 5.25%	0.75%	9.58%	10/29/2030	44,813	44,038	44,712	1.86
Foundation Risk Partners - Delayed Draw Term Loan Incremental	(12)	S + 5.25%	0.75%	9.61%	10/29/2030	5,098	5,031	5,100	0.21
Foundation Risk Partners - Revolving Credit Facility	(12)	S + 5.25%	0.75%	9.56%	10/29/2029	—	—	(4)	—
Foundation Risk Partners - Revolving Credit Facility Incremental	(12)	S + 5.25%	0.75%	9.56%	10/29/2029	—	(33)	(8)	—
Onbe Inc.		S + 5.50%	1.00%	9.86%	7/25/2031	130,000	127,478	127,560	5.31
							307,309	308,744	12.85
Beverage, Food & Tobacco
LJ Perimeter Buyer, Inc.		S + 6.65%	1.00%	11.24%	10/31/2028	19,073	18,667	18,410	0.77
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan		S + 6.65%	1.00%	11.24%	10/31/2028	2,452	2,446	2,412	0.10
							21,113	20,822	0.87

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Capital Equipment
Faraday Buyer, LLC		S + 6.00%	1.00%	10.33%	10/10/2028	33,139	32,587	32,627	1.36
Faraday Buyer, LLC - Delayed Draw Term Loan	(12)	S + 6.00%	1.00%	10.31%	10/10/2028	—	(19)	(19)	—
Neptune Platform Buyer, LLC		S + 5.25%	0.75%	9.58%	1/19/2031	7,402	7,301	7,306	0.30
Neptune Platform Buyer, LLC - Delayed Draw Term Loan	(12)	S + 5.25%	0.75%	9.58%	1/19/2031	—	(9)	(8)	—
Texas Hydraulics		S + 6.25%	2.00%	10.61%	11/20/2030	90,000	88,223	88,234	3.67
Trillium FlowControl	LU(10)(11)	S + 5.25%	1.00%	9.60%	12/20/2029	18,333	18,061	18,060	0.75
Trillium FlowControl - Delayed Draw Term Loan	LU(10)(11)(12)	S + 5.25%	1.00%	9.56%	12/20/2029	—	(27)	(27)	—
Trillium FlowControl - Revolving Credit Facility	LU(10)(11)(12)	S + 5.25%	1.00%	9.56%	12/20/2029	—	(45)	(22)	—
							146,072	146,151	6.08
Chemicals, Plastics & Rubber
TPC Group, Inc.		S + 5.75%	0.00%	10.11%	11/24/2031	45,000	44,329	44,719	1.86
Construction & Building
Cook & Boardman Group		S + 6.00%	1.00%	10.33%	3/4/2030	124,062	121,795	121,923	5.08
Cook & Boardman Group - Delayed Draw Term Loan	(12)	S + 6.00%	1.00%	10.33%	3/4/2030	12,584	12,221	12,240	0.51
Elessent Clean Technologies Inc.		S + 6.00%	1.00%	10.40%	11/15/2029	136,842	134,147	134,174	5.59
Elessent Clean Technologies Inc. - Revolving Credit Facility	(12)	S + 6.00%	1.00%	10.31%	11/15/2029	—	(256)	(257)	(0.01)
Great Day Improvements LLC		S + 5.76%	1.50%	10.01%	6/13/2030	85,570	83,964	84,016	3.50
Great Day Improvements LLC - Revolving Credit Facility	(12)	S + 5.76%	1.50%	10.07%	6/13/2030	—	(254)	(254)	(0.01)
							351,617	351,842	14.66
Consumer Goods: Durable
Victra Finance Corp.		S + 5.25%	0.75%	9.61%	3/31/2029	88,861	88,590	89,860	3.74
Consumer Goods: Non-durable
1440 Foods Topco LLC		S + 5.00%	0.00%	9.36%	10/31/2031	20,000	18,903	19,025	0.79
GSM Outdoors		S + 5.00%	1.00%	9.33%	9/30/2031	14,963	13,938	14,607	0.61
Parfums Holdings Co.		S + 5.25%	1.00%	9.58%	6/27/2030	96,266	95,345	95,386	3.97
Parfums Holdings Co. - Revolving Credit Facility	(12)	S + 5.25%	1.00%	9.56%	6/27/2029	—	(54)	(54)	—
Valeron Group, LLC		S + 5.50%	0.00%	9.93%	10/18/2031	150,000	146,310	146,358	6.09
							274,442	275,322	11.46
Containers, Packaging & Glass
Cadogan Tate - Delayed Draw Term Loan	(11)(12)	S + 5.75%	0.00%	10.06%	10/31/2031	—	(428)	(425)	(0.02)
Cadogan Tate - Revolving Credit Facility	(11)(12)	S + 5.75%	0.00%	10.13%	10/31/2031	1,300	1,006	1,007	0.04
Confluent Holdings LLC		S + 7.00%	2.00%	11.33%	3/28/2029	28,789	28,015	28,057	1.17
Dellner Couplers Group AB	UK(10)(11)	L + 5.50%	0.50%	8.22%	6/29/2029	EUR 38,000	40,389	38,792	1.62
Confluent Holdings LLC - Delayed Draw Term Loan	(12)	S + 7.00%	2.00%	11.33%	3/28/2029	10,076	9,823	9,840	0.41
Klockner Pentaplast of America Inc.	(11)	S + 4.75%	0.00%	9.72%	2/9/2026	680	651	617	0.03
							79,456	77,888	3.25

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Energy: Oil & Gas
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	2,121	2,136	2,123	0.09
Environmental Industries
Inframark		S + 5.50%	0.75%	10.09% (Incl 3.00% PIK)	7/31/2031	18,129	17,952	17,958	0.75
Inframark - Delayed Draw Term Loan	(12)	S + 5.00%	0.75%	9.36%	7/31/2031	140	124	124	0.01
							18,076	18,082	0.76
Healthcare & Pharmaceuticals
CareVet LLC - Term Loan A		S + 6.00%	2.00%	10.33%	6/18/2029	112,200	111,475	111,375	4.64
CareVet LLC - Term Loan B		N/A	N/A	14.75% (Incl 7.5% PIK)	6/18/2029	10,385	10,114	10,260	0.43
CareVet LLC - Delayed Draw Term Loan A	(12)	S + 6.00%	2.00%	10.31%	6/18/2029	—	(354)	(354)	(0.01)
CareVet LLC - Delayed Draw Term Loan B	(12)	S + 6.00%	2.00%	10.31%	6/18/2029	—	69	71	—
CareVet LLC - Revolving Credit Facility	(12)	S + 6.00%	2.00%	10.31%	6/18/2029	—	(59)	(59)	—
Gainwell Acquisition Corp		S + 4.10%	0.75%	8.43%	10/1/2027	992	951	959	0.04
PetVet Care Centers		S + 6.00%	0.75%	10.36%	11/15/2030	52,988	52,035	52,921	2.20
PetVet Care Centers - Delayed Draw Term Loan	(12)	S + 6.00%	0.75%	10.31%	11/15/2030	—	(47)	61	—
PetVet Care Centers - Revolving Credit Facility	(12)	S + 6.00%	0.75%	10.31%	11/15/2029	—	(113)	(66)	—
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	9.36%	6/21/2030	19,903	19,620	19,630	0.82
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	9.36%	6/21/2030	CAD 74,625	53,726	51,170	2.13
Pharmalogic Holdings Corp. - Delayed Draw Term Loan	(12)	S + 5.00%	1.00%	9.31%	6/21/2030	—	(157)	(156)	(0.01)
Natural Partners, Inc.		S + 4.65%	1.00%	9.16%	11/29/2027	50,847	50,239	49,903	2.08
Natural Partners, Inc. - Revolving Credit Facility	(12)	S + 4.65%	1.00%	8.96%	11/29/2027	—	(83)	(122)	(0.01)
							297,416	295,593	12.31
High Tech Industries
Alteryx, Inc.		S + 6.50%	0.75%	10.86%	3/19/2031	26,125	25,752	25,777	1.07
Alteryx, Inc. - Revolving Credit Facility	(12)	S + 6.50%	0.75%	10.81%	3/19/2031	—	(126)	(127)	(0.01)
Alteryx, Inc. - Delayed Draw Term Loan		S + 6.50%	0.75%	10.86%	3/19/2031	59,375	58,552	58,583	2.44
Coreweave - Delayed Draw Term Loan	(12)	S + 6.00%	0.00%	10.66%	8/29/2029	26,703	26,356	26,332	1.10
Inmar, Inc.		S + 5.00%	1.00%	9.36%	5/1/2026	29,925	29,378	29,972	1.25
TIC Bidco LTD	UK(10)(11)	SO + 5.00%	0.00%	9.70%	6/16/2031	GBP 9,240	12,100	11,497	0.48
TIC Bidco LTD - Delayed Draw Term Loan	UK(10)(11)(12)	SO + 5.00%	0.00%	9.70%	6/16/2031	—	(16)	(9)	—
Watchguard Technologies, Inc.		S + 5.25%	0.75%	9.61%	7/2/2029	59,695	57,654	59,005	2.46
							209,650	211,030	8.79

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Hotel, Gaming & Leisure
Chuck E. Cheese		N/A	N/A	6.75%	5/1/2026	17,534	17,032	17,389	0.72
ClubCorp Holdings Inc.		S + 5.26%	0.00%	9.59%	9/18/2026	71,257	68,706	71,376	2.97
Highgate Hotels, L.P.		S + 5.50%	1.00%	9.83%	11/5/2029	99,000	97,338	99,166	4.13
Highgate Hotels, L.P. - Revolving Credit Facility	(12)	S + 5.50%	1.00%	9.81%	11/3/2029	—	(201)	—	—
Hotel Equities Group, LLC		S + 5.75%	2.00%	10.38%	1/22/2029	29,292	28,869	28,816	1.20
Hotel Equities Group, LLC - Revolving Credit Facility	(12)	S + 5.75%	2.00%	10.06%	1/22/2029	—	(162)	(162)	(0.01)
J&J Ventures Gaming LLC		S + 5.11%	0.75%	9.47%	4/26/2028	134,662	131,066	131,176	5.46
K1 Speed Inc.		S + 6.25%	1.00%	10.73%	1/2/2029	18,214	17,907	17,865	0.74
K1 Speed Inc. Incremental		S + 6.25%	1.00%	10.73%	1/2/2029	6,193	6,077	6,074	0.25
K1 Speed Inc. Second Incremental		S + 6.25%	1.00%	10.82%	1/2/2029	—	—	—	—
K1 Speed Inc. DDTL B		S + 6.25%	1.00%	10.58%	1/2/2029	3,643	3,576	3,573	0.15
K1 Speed Inc. - Delayed Draw Term Loan	(12)	S + 6.25%	1.00%	10.89%	1/2/2029	2,429	2,325	2,312	0.10
Sandlot Baseball Borrower Co.		S + 5.75%	1.00%	10.08%	12/27/2028	66,000	64,898	64,947	2.70
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan	(12)	S + 5.75%	1.00%	10.08%	12/27/2028	19,413	19,149	19,159	0.80
							456,580	461,691	19.21
Media: Advertising, Printing & Publishing
Nottingham Forest	UK(10)(11)	N/A	N/A	12.94% PIK	7/15/2028	GBP 4,184	5,550	5,212	0.22
Sheffield United F.C.	UK(10)(11)	N/A	N/A	10.70%	7/22/2026	GBP 10,783	13,354	13,445	0.56
Southampton FC	UK(10)(11)	SO + 6.00%	0.00%	10.85%	9/23/2029	GBP 70,000	91,300	86,576	3.60
Southampton FC - Revolving Credit Facility	UK(10)(11)	SO + 6.00%	0.00%	10.85%	9/23/2029	GBP 10,000	13,043	12,368	0.51
							123,247	117,601	4.89
Media: Broadcasting & Subscription
E.W. Scripps	(11)	S + 2.68%	0.75%	7.03%	5/1/2026	22,722	21,839	21,983	0.92
E.W. Scripps	(11)	N/A	N/A	5.88%	7/15/2027	100	70	81	—
							21,909	22,064	0.92
Media: Diversified & Production
Candle Media Co Ltd		S + 6.10%	0.75%	10.43% (Incl 4.00% PIK)	6/18/2027	45,194	44,764	43,197	1.80
Candle Media Co Ltd -Delayed Draw Term Loan		S + 6.10%	0.75%	10.43% (Incl 4.00% PIK)	6/18/2027	17,891	17,736	17,101	0.71
Getty Images Inc.	(11)	S + 4.60%	0.00%	8.88%	2/19/2026	15,927	15,909	15,854	0.66
							78,409	76,152	3.17
Retail
Xponential Fitness LLC	(11)	S + 6.61%	1.00%	11.28%	3/15/2026	87,015	85,883	87,015	3.62

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Business
ASC Engineered Solutions		S + 5.00%	0.75%	9.59%	7/10/2031	50,000	49,511	49,534	2.06
AVSC Holding Corporation		S + 5.00%	0.75%	9.36%	12/5/2031	58,717	57,546	57,555	2.40
AVSC Holding Corporation - Revolving Credit Facility	(12)	S + 5.00%	0.75%	9.33%	12/5/2029	—	(124)	(124)	(0.01)
BDO USA, P.C.		S + 5.00%	2.00%	9.52%	8/31/2028	65,654	64,615	64,661	2.69
Best Trash LLC		S + 5.00%	1.00%	9.33%	7/10/2031	52,369	51,732	51,758	2.14
Best Trash LLC - Delayed Draw Term Loan	(12)	S + 5.00%	1.00%	9.31%	7/10/2031	—	(89)	(88)	—
Best Trash LLC - Revolving Credit Facility	(12)	S + 5.00%	1.00%	9.33%	7/10/2031	190	117	117	-
Brock Holdings III, LLC		S + 6.00%	0.50%	10.33%	5/1/2030	24,937	24,473	25,021	1.03
Clarion Events Limited	UK(10)(11)	S + 5.73%	1.00%	9.38%	9/30/2027	52,494	52,029	52,641	2.19
DISA Holdings Corp.		S + 5.00%	0.75%	9.50%	9/9/2028	16,580	16,371	16,376	0.68
DISA Holdings Corp. - Delayed Draw Term Loan	(12)	S + 5.00%	0.75%	9.40%	9/9/2028	1,434	1,364	1,364	0.06
DISA Holdings Corp. - Revolving Credit Facility	(12)	S + 5.00%	0.75%	9.31%	9/9/2028	—	(51)	(51)	—
Ethos	(11)	S + 6.00%	1.00%	10.32%	12/30/2029	136,500	133,774	133,770	5.57
Legends Hospitality Holding Company		S + 5.50%	0.75%	10.02% (Incl 2.75% PIK)	8/22/2031	64,198	62,955	62,979	2.62
Legends Hospitality Holding Company - Delayed Draw Term Loan	(12)	S + 5.00%	0.75%	9.31%	8/22/2031	—	(34)	(34)	—
Legends Hospitality Holding Company - Revolving Credit Facility	(12)	S + 5.00%	0.75%	9.45%	8/22/2031	750	608	608	0.03
RPX Corporation		S + 5.50%	1.00%	10.02%	8/2/2030	68,705	67,717	67,746	2.82
RPX Corporation	(12)	S + 5.50%	1.00%	9.83%	8/2/2030	—	(85)	(85)	—
SurveyMonkey Global Inc.	(15)	S + 5.75%	1.00%	10.08%	5/31/2030	125,927	124,248	124,777	5.19
SurveyMonkey Global Inc. - Revolving Credit Facility	(12)(15)	S + 5.75%	1.00%	10.06%	5/31/2029	—	(177)	(120)	-
Townsend		S + 6.50%	1.50%	11.09%	8/1/2030	11,970	11,625	11,636	0.48
Townsend - Revolving Credit Facility	(12)	S + 6.50%	1.50%	10.81%	8/1/2029	—	(71)	(69)	—
Travelport Finance (Luxembourg) S.A.R.L	LU(10)(11)	S + 8.26%	1.00%	12.85% (Incl 5.85% PIK)	9/30/2028	55,615	55,283	51,890	2.16
USA Debusk LLC		S + 5.25%	0.75%	9.61%	4/30/2031	16,562	16,329	16,337	0.67
USA Debusk LLC - Delayed Draw Term Loan	(12)	S + 5.25%	0.75%	9.89%	4/30/2031	687	644	645	0.03
USA Debusk LLC - Revolving Credit Facility	(12)	S + 5.25%	0.75%	9.61%	4/30/2030	687	656	656	0.03
							790,966	789,500	32.84
Services: Consumer
Cadogan Tate	(11)	S + 5.75%	0.00%	10.27%	10/31/2031	110,500	108,860	108,882	4.53
FEG, Inc.		S + 5.25%	1.00%	9.61%	5/10/2030	85,775	84,177	84,244	3.51
FEG, Inc. - Revolving Credit Facility	(12)	S + 5.25%	1.00%	9.56%	5/10/2030	—	(268)	(268)	(0.01)
Metropolis Technologies Inc.		S + 6.10%	1.00%	10.46%	5/16/2031	125,020	122,788	122,741	5.11
Sotheby's		N/A	N/A	7.38%	10/15/2027	17,260	14,818	17,064	0.71
Vision Purchaser Corp.		S + 6.50%	1.00%	10.75%	6/10/2026	35,616	34,982	35,326	1.46
Vision Purchaser Corp. - Fourth Amended Term Loan		S + 6.50%	1.00%	10.75%	6/10/2026	4,190	3,926	4,156	0.17
Vision Purchaser Corp. - Incremental Term Loan		S + 6.50%	1.00%	10.75%	6/10/2026	2,473	2,457	2,452	0.10
							371,740	374,597	15.58

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Sovereign & Public Finance
Cotulla Acquisition Co.		S + 7.00%	1.50%	11.33%	5/3/2029	32,565	31,708	31,717	1.32
Cotulla Acquisition Co. - Delayed Draw Term Loan		S + 7.00%	1.50%	11.33%	5/3/2029	18,973	18,497	18,479	0.77
							50,205	50,196	2.09
Telecommunications
Innovate Corp.	(11)	N/A	N/A	8.50%	2/1/2026	24,000	24,019	19,908	0.83
Ligado Networks LLC	(13)	N/A	N/A	15.5% PIK	11/1/2023	12,853	11,071	4,391	0.18
Maxar Technologies Inc. - Revolving Credit Facility	(12)	S + 5.75%	1.00%	10.08%	5/3/2029	7,088	6,811	7,088	0.30
Maxar Technologies Inc.		S + 5.75%	1.00%	10.08%	5/3/2030	98,424	96,365	98,424	4.10
ViaSat, Inc.	(11)	S + 4.61%	0.50%	9.06%	5/30/2030	58,595	55,673	52,113	2.17
							193,939	181,924	7.58
Transportation: Cargo
Boasso Global - Delayed Draw Term Loan	(12)	S + 4.75%	0.75%	9.34%	7/1/2028	8,078	7,896	8,076	0.34
Boasso Global - Revolving Credit Facility	(12)	S + 4.75%	0.75%	9.06%	7/1/2026	—	(86)	(11)	—
Boasso Global		S + 4.75%	0.75%	9.34%	7/1/2028	58,341	57,048	58,217	2.42
Boasso Global - Delayed Draw Term Loan - Incremental	(12)	S + 4.75%	0.75%	9.06%	7/1/2028	—	(14)	12	—
							64,844	66,294	2.76
Transportation: Consumer
Beacon Mobility Corp. - Delayed Draw Term Loan		S + 8.60%	0.00%	13.07% PIK	12/31/2025	1,387	1,378	1,386	0.06
Beacon Mobility Corp.		S + 8.60%	0.00%	13.07% PIK	12/31/2025	57,179	56,524	57,133	2.38
							57,902	58,519	2.44
Wholesale
DFS Holdings Company, Inc. - Delayed Draw Term Loan	(12)	S + 6.25%	1.00%	10.50%	1/31/2029	1,595	1,543	1,546	0.06
DFS Holdings Company, Inc.		S + 6.25%	1.00%	10.50%	1/31/2029	21,766	21,279	21,319	0.89
							22,822	22,865	0.95
Total First Lien Debt							4,380,981	4,375,355	182.12%

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation		S + 7.54%	0.50%	11.89%	3/15/2030	24,706	24,186	23,316	0.97
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment		N/A	N/A	8.00%	2/1/2026	24,295	24,038	24,150	1.01
Services: Business
DISA Holdings Corp.		S + 8.50%	2.50%	12.99% (Incl 2.00% PIK)	3/9/2029	15,153	14,810	14,963	0.62
DISA Holdings Corp. - Delayed Draw Term Loan		S + 8.50%	2.50%	12.99% (Incl 2.00% PIK)	3/9/2029	2,841	2,779	2,806	0.12
Trace3 Inc.		S + 7.76%	0.50%	12.42%	10/8/2029	24,250	23,776	24,250	1.01
							41,365	42,019	1.75
Total Second Lien Debt							89,589	89,485	3.73%
Subordinated Debt
Services: Business
Ethos - PIK Note	(9)(11)	N/A	N/A	13.00% PIK	3/31/2030	1,000	990	990	0.04
Total Subordinated Debt							990	990	0.04%
Preferred Equity
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Preferred Stock				13.25% PIK	8/15/2033	—	117	118	-
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred				13.00% PIK		37	37,027	37,155	1.55
Retail
Xponential Fitness LLC - Series A Preferred Stock	(11)			6.50%	6/25/2029	—	267	189	0.01
Services: Consumer
Metropolis Technologies Inc. - Class A Preferred Stock				16.00% (Incl 11.00% PIK)	2/13/2034	19,184	19,073	19,004	0.79
Metropolis Technologies Inc. - Class B Preferred Stock				17.5% PIK	2/13/2034	6,950	6,724	6,689	0.29
Metropolis Technologies Inc. - Warrant					2/13/2034	4	189	79	—
							25,986	25,772	1.08
Total Preferred Equity							63,397	63,234	2.64%
Total Investments - non-controlled/non-affiliated							$4,534,957	$4,529,064	188.53%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						$109,302	$109,302	4.54
Total Cash and Cash Equivalents							109,302	109,302	4.54%
Total Portfolio Investments, Cash and Cash Equivalents							$4,644,259	$4,638,366	193.07%

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

December 31, 2024
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	March 19, 2025	$25,407	GBP 20,029	$338	0.0%
Macquarie	July 14, 2028	$4,655	GBP 3,578	$176	0.0%
Macquarie	July 15, 2027	$3,341	GBP 2,557	$146	0.0%
Macquarie	July 31, 2025	$105,726	GBP 80,000	$5,598	0.2%
Macquarie	July 31, 2025	$1,024	GBP 790	$36	0.0%
Macquarie	July 31, 2025	$1,251	GBP 988	$16	0.0%
Macquarie	March 31, 2025	$1,354	CAD 1,845	$67	0.0%
Macquarie	March 31, 2026	$1,268	CAD 1,718	$52	0.0%
Macquarie	June 30, 2025	$1,340	CAD 1,823	$63	0.0%
Macquarie	June 30, 2026	$56,704	CAD 76,721	$2,224	0.1%
Macquarie	September 29, 2025	$1,315	CAD 1,786	$60	0.0%
Macquarie	December 31, 2025	$1,268	CAD 1,719	$54	0.0%
Macquarie	March 19, 2025	$39,318	EUR 37,240	$611	0.0%
				$9,441	0.4%

	Interest Rate Swaps as of December 31, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unreaized Gains / (Losses)
Interest rate swap	7.11%	SOFR + 3.117%	5/20/2030	$165,000	$(859)	$—	$(859)
Cash collateral				—	410	—	—
Total derivatives				$165,000	$(449)	$—	$(859)

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
(4)
All debt investments are pledged as collateral under the Company's credit facilities. As defined below (see Note 7), credit facilities, a single investment may be divided into parts that are individually pledged as collateral to our credit facilities.
(5)
Variable rate loans to the portfolio companies are indexed to the Secured Overnight Financing Rate ("SOFR") (denoted as "S"), Euro Interbank Offered Rate (“EURIBOR”) (denoted as “E”), or Sterling Overnight Index Average (“SONIA”) (denoted as “SO”) and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024
(6)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2024.
(7)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(8)
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
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, qualifying assets represented approximately 83.0% of total assets as calculated in accordance with regulatory requirements.
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
(13)
Investment was on non-accrual status as of December 31, 2024, meaning that the Company has ceased recognizing interest income on these investments. As of December 31, 2024, debt investments on non-accrual status represented 0.0% and 0.0% of total investments on an amortized cost basis and fair value basis, respectively.
(14)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of December 31, 2024, $76,832 was held in FGTXX and had an average one year yield of 5.06%.

(15)
Portfolio company formerly known as Momentive Global.

December 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ALF Finance	Delayed Draw	12/10/2029	$29,000	$3
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(127)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(124)
Best Trash LLC	Delayed Draw	7/10/2031	16,250	(88)
Best Trash LLC	Revolver	7/10/2031	6,060	(71)
Boasso Global	Delayed Draw	7/1/2028	1,175	15
Boasso Global	Delayed Draw	7/1/2028	4,038	12
Boasso Global	Revolver	7/1/2026	6,250	(11)
Cadogan Tate	Delayed Draw	10/31/2031	59,500	(425)
Cadogan Tate	Revolver	10/31/2031	18,700	(274)
Carevet LLC	Delayed Draw	6/18/2029	19,800	(354)
Carevet LLC	Delayed Draw	6/18/2029	33,000	71
Carevet LLC	Revolver	6/18/2029	6,600	(59)
Confluent Holdings LLC	Delayed Draw	3/28/2029	4,318	20
Red Fox CD Acquisition Corp.	Delayed Draw	3/4/2030	7,364	(127)
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	8/29/2029	26,094	15
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(17)
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(51)
Disa Holdings Corp.	Delayed Draw	9/9/2028	11,063	(53)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(257)
Faraday Buyer, LLC	Delayed Draw	10/10/2028	3,514	(19)
FEG, Inc.	Revolver	5/10/2030	15,000	(268)
Foundation Risk Partners	Delayed Draw	10/29/2030	4,898	13
Foundation Risk Partners	Revolver	10/29/2029	1,589	(4)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(8)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(254)
Highgate Hotels, L.P.	Revolver	11/3/2029	12,500	—
Hotel Equities Group, LLC	Revolver	1/22/2029	10,000	(162)
Inframark	Delayed Draw	7/31/2031	3,364	(15)

December 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
K1 Speed Inc.	Delayed Draw	1/2/2029	3,643	(70)
Legends Hospitality	Delayed Draw	8/22/2031	3,750	(34)
Legends Hospitality	Revolver	8/22/2031	6,750	(128)
Maxar Technologies Inc.	Revolver	5/3/2029	8,417	-
Natural Partners, Inc.	Revolver	11/29/2027	6,563	(122)
Neptune Platform Buyer, LLC	Delayed Draw	1/19/2031	1,544	(8)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(54)
ALF Finance	Delayed Draw	12/10/2029	29,000	3
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	61
PetVet Care Centers	Revolver	11/15/2029	6,981	(66)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2030	25,253	(156)
RPX Corporation	Revolver	8/2/2030	6,122	(85)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	13,800	56
Sky Merger Sub, LLC	Delayed Draw	5/28/2029	12,500	37
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(551)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(120)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	42,286	(59)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	5,827	(52)
TIC Bidco LTD	Delayed Draw	6/16/2031	1,577	(9)
Townsend	Revolver	8/1/2029	2,500	(69)
Trillium FlowControl	Delayed Draw	12/20/2029	3,667	(27)
Trillium FlowControl	Revolver	12/20/2029	3,000	(22)
USA Debusk LLC	Delayed Draw	4/30/2031	5,420	(33)
USA Debusk LLC	Revolver	4/30/2030	1,603	(21)
Total Unfunded Commitments			$574,819	$(4,151)

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

MSD BDC SPV I, LLC (“SPV I”) is a Delaware limited liability company formed on June 14, 2021 and commenced operations on December 21, 2021, the date the first investment transaction closed. MSD BDC SPV II, LLC (“SPV II”) is a Delaware limited liability company formed on January 4, 2023 and commenced operations on March 31, 2023. MSD BDC CLO I, LLC (“CLO I” and together with SPV I, and SPV II, the “SPVs”) is a Delaware limited liability company formed on August 18, 2023 and commenced operations on November 15, 2023. The SPVs’ investment objectives are the same as the Company’s. The SPVs are wholly owned subsidiaries of the Company and are consolidated in these consolidated financial statements, in accordance with the Company’s consolidation policy discussed in Note 2 Significant Accounting Policies.

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

Under procedures established by the Board, the Company intends to value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 p.m. Eastern Time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the bid price as reported by an independent, third-party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined by the Adviser as the Company's valuation designee (in such capacity, the “Valuation Designee”), subject to the overall supervision of the Board. Such determination of fair values may involve subjective judgments and estimates, although the Valuation Designee will also engage independent valuation providers to review the valuation of each investment that constitutes a material portion of the Company’s portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, the Valuation Designee, together with any independent valuation advisers, and subject to the oversight of the Board, will fair value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. The types of factors that may be considered in determining the fair values of investments include, but are not limited to, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings. The Company intends to retain one or more independent providers of financial advisory services to assist the Valuation Designee and the Board by performing certain third-party valuation services. The Company may appoint additional or different third-party valuation firms in the future.

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

Financial and Derivative Instruments

We invest in derivative instruments, including foreign currency forward contracts and interest rate swaps. Foreign currency forward contracts are recognized at fair value in the consolidated financial statements. Foreign currency forward contracts are not designated as hedging instruments, and as a result, changes in fair value through net change in unrealized appreciation (depreciation) on foreign currency forward contracts are presented in the Consolidated Statements of Operations. Realized gains and losses that occur upon the cash settlement of the foreign currency forward contracts are included in net realized gains (losses) on foreign currency forward contracts on the Consolidated Statements of Operations. The Company uses interest rate swaps as derivative instruments to hedge the Company’s fixed rate debt, and therefore the periodic payment will be recognized as a component of interest expense in the Consolidated Statements of Operations. The change in fair value for the effective hedge will also be recognized as a component of interest expense in the Consolidated Statements of Operations, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on our hedged Notes.

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

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both December 31, 2024 and December 31, 2023. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the year ended December 31, 2024, the Company did not incur any interest or penalties.

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

Segment Reporting

In accordance with ASC Topic 280, the Company has determined that it has a single operating and reporting segment with an investment objective to generate both net investment income and, to a lesser extent, capital appreciation through debt and preferred equity investments. The CODM, which comprises the Company’s chief executive officer and chief financial officer, assesses the performance and makes operating decisions of the Company on a consolidated basis, primarily based on the Company’s net increase in shareholders' equity resulting from operations. In addition to numerous other factors and metrics, the CODM utilizes net investment income as a key metric in determining the amount of dividends to be distributed to the Company's shareholders. As the Company's operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets,” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, (“ASU 2023-07”), Improvements to Reportable Segment Disclosures (Topic 280), which updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. The ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the

ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company has evaluated and will continue to evaluate the adoption of ASU 2023-07 and determined it has no material impact on its consolidated financial information at this time.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, (“ASU 2023-09”), Improvements to Income Tax Disclosures (Topic 740), which requires enhanced disclosures in connection with an entity's effective tax rate reconciliation and additional disclosures about income taxes paid. The ASU 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company has evaluated and will continue to evaluate the adoption of ASU 2023-09 and determined it has no material impact on its consolidated financial information at this time.

In December 2024, the FASB issued Accounting Standards Update No. 2024-04, "Debt with Conversion and Other Options (“ASU 2024-04”): Induced Conversions of Convertible Debt Instruments”, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company has evaluated and will continue to evaluate the adoption of ASU 2024-04 and determined it has no material impact on its consolidated financial statements at this time

Note 3. Agreements and Related Party Transactions

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

The following table presents the related party fees, expenses and transactions for the years ended December 31, 2024, 2023 and 2022:

Related Party	Source Agreement & Description	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$25,213	$11,535	$6,327
Adviser	Advisory Agreement - income based incentive fee	33,244	16,950	6,900
Adviser	Advisory Agreement - board of directors' fees	277	310	290
Adviser	Advisory Agreement - capital gains incentive fee	5,359	—	(256)
Administrator	Administration Agreement - administration expense	3,850	1,862	1,571

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$4,380,981	$4,375,355	96.61%	$1,942,665	$1,942,843	88.43%
Second lien debt	89,589	89,485	1.98	234,306	226,318	10.30
Subordinated debt	990	990	0.02	—	—	0.00
Equity and Other Investments	63,397	63,234	1.39	31,846	27,892	1.27
Total investments	$4,534,957	$4,529,064	100.00%	$2,208,817	$2,197,053	100.00%

The industry composition of investments at fair value as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Aerospace & Defense	4.72%	6.06%
Automotive	0.24	0.05
Banking, Finance, Insurance & Real Estate	6.82	4.81
Beverage, Food & Tobacco	0.46	0.97
Capital Equipment	3.23	5.26
Chemicals, Plastics & Rubber	1.50	1.88
Construction & Building	7.77	—
Consumer Goods: Durable	1.98	1.80
Consumer Goods: Non-durable	6.90	2.79
Containers, Packaging & Glass	1.72	—
Energy: Oil & Gas	0.05	3.50
Environmental Industries	0.40	—
Healthcare & Pharmaceuticals	6.53	8.87
High Tech Industries	4.66	3.59
Hotel, Gaming & Leisure	10.73	10.14
Media: Advertising, Printing & Publishing	2.60	3.33
Media: Broadcasting & Subscription	0.49	—
Media: Diversified & Production	1.68	3.48
Retail	1.92	7.60
Services: Business	18.38	12.82
Services: Consumer	8.84	7.16
Sovereign & Public Finance	1.11	—
Telecommunications	4.02	8.33
Transportation: Cargo	1.46	2.94
Transportation: Consumer	1.29	3.56
Wholesale	0.50	1.06
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,204,937	$4,209,632	92.95%	175.26%
Luxembourg	73,272	69,901	1.54	2.91
United Kingdom	256,748	249,531	5.51	10.39
Total	$4,534,957	$4,529,064	100.00%	188.56%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,016,083	$2,005,820	91.30%	213.95%
Canada	74,803	74,817	3.40	7.98
Luxembourg	70,104	68,145	3.10	7.27
United Kingdom	47,827	48,271	2.20	5.15
Total	$2,208,817	$2,197,053	100.00%	234.35%

As of both December 31, 2024 and December 31, 2023, one investment in the portfolio was on non-accrual status.

As of December 31, 2024, on a fair value basis, approximately 97.4% of our performing debt investments bore interest at a floating rate and approximately 2.6% of our performing debt investments bore interest at a fixed rate.

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

The following tables present the open foreign currency forward contracts as of December 31, 2024 and December 31, 2023:

December 31, 2024
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	March 19, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 20,029	$25,407	$25,068	$338
GBP	July 14, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,578	$4,655	$4,479	$176
GBP	July 15, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 2,557	$3,341	$3,195	$146
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 80,000	$105,726	$100,128	$5,598
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 790	$1,024	$988	$36
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 988	$1,251	$1,235	$16
CAD	March 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,845	$1,354	$1,287	$67
CAD	March 31, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,718	$1,268	$1,216	$52
CAD	June 30, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,823	$1,340	$1,276	$63
CAD	June 30, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 76,721	$56,704	$54,480	$2,224
CAD	September 29, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,786	$1,315	$1,255	$60
CAD	December 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,719	$1,268	$1,213	$54
EUR	March 19, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 37,240	$39,318	$38,707	$611
Total					$243,971	$234,527	$9,441

December 31, 2023
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CAD	March 20, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 101,611	$76,165	$76,828	$(663)
GBP	March 20, 2024	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 14,904	18,870	19,004	(134)
Total					$95,035	$95,832	$(797)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the years ended December 31, 2024, 2023 and 2022:

	Statement of Operations Location	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$3,137	$(2,076)	$1,653
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	10,238	(461)	(336)
Net realized and unrealized gains on foreign currency forward contracts		$13,375	$(2,537)	$1,317

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

The following table presents the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of December 31, 2024 and December 31, 2023:

As of	Counterparty	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Assets Presented in the Statement of Financial Position	Collateral Received (1)	Net position of Derivative Assets and Collateral Received
December 31, 2024	Macquarie	$9,441	$—	$9,441	$—	$9,441

As of	Counterparty	Gross Derivative Assets in Consolidated Statement of Assets and Liabilities	Gross Derivative Liabilities in Consolidated Statement of Assets and Liabilities	Collateral Pledged (1)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2023	Macquarie	$—	$(797)	$—	$(797)
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

The Company may also enter into interest rate swap transactions from time to time to hedge fixed rate debt obligations to align with our predominantly floating rate portfolio. In connection with the offering of the Series F Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which predominately consists of floating rate loans. The notional amount of the interest rate swap was $165 million maturing on May 20, 2030, which aligns with the Series F Notes. The Company shall received fixed rate interest semi-annually at 7.11%, and pay variable rate interest semi-annually based on 3-month SOFR plus 3.117%. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(0.9) million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the Series F Notes. For the years ended December 31, 2024 and December 31, 2023, the Company recognized no net change in realized or unrealized gains or losses on interest rate swaps not designated as hedging instruments in the Consolidated Statements of Operations.

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of December 31, 2024 and December 31, 2023, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$720,868	$3,654,487	$4,375,355
Second lien debt	—	47,466	42,019	89,485
Subordinated debt	—	—	990	990
Equity and Other Investments	—	—	63,234	63,234
Cash and cash equivalents	109,302	—	—	109,302
Total Portfolio Investments, Cash and Cash Equivalents	$109,302	$768,334	$3,760,730	$4,638,366
Percentage of total	2.36%	16.56%	81.08%	100.00%
Interest rate swaps	$—	$(859)	$—	$(859)
Foreign currency forward contracts	$—	$9,441	$—	$9,441

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$742,678	$1,200,165	$1,942,843
Second lien debt	—	95,443	130,875	226,318
Preferred equity	—	—	27,892	27,892
Cash and cash equivalents	98,606	—	—	98,606
Total Portfolio Investments, Cash and Cash Equivalents	$98,606	$838,121	$1,358,932	$2,295,659
Percentage of total	4.30%	36.50%	59.20%	100.00%
Foreign currency forward contracts	$—	$(797)	$—	$(797)

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the years ended December 31, 2024 and December 31, 2023:

	For the Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$1,200,165	$130,876	$—	$27,892	$1,358,933
Purchase of investments (including PIK)	2,925,154	337	990	31,501	2,957,982
Proceeds from principal repayments and sales of investments	(438,236)	(88,699)	—	—	(526,935)
Amortization of premium/accretion of discount, net	9,013	332	—	50	9,395
Net realized gain (loss) on investments	5,786	1,537	—	—	7,323
Net change in unrealized appreciation (depreciation) on investments	2,435	(272)	—	3,791	5,954
Transfers out of Level 3 (1)	(52,465)	(46,886)	—	—	(99,351)
Transfers to Level 3 (2)	2,635	44,794	—	—	47,429
Fair value, end of period	$3,654,487	$42,019	$990	$63,234	$3,760,730
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2024	$3,789	$479	$—	$3,790	$8,058
(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the year ended December 31, 2024, four investment was transferred from Level 3 to Level 2, as valuation coverage on level 3 investments increased to more than one independent pricing service.
(2)
Transfers are recorded at the beginning of the applicable period at their fair value. For the year ended December 31, 2024, two investments were transferred from Level 2 to Level 3, as valuation coverage decreased to less than two independent pricing services.

	For the Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$494,159	$195,687	$22,267	$712,113
Purchase of investments (including PIK)	994,735	271	3,554	998,560
Proceeds from principal repayments and sales of investments	(233,133)	—	(214)	(233,347)
Amortization of premium/accretion of discount, net	4,003	198	(13)	4,188
Net realized gain (loss) on investments	1,644	—	(1)	1,643
Net change in unrealized appreciation (depreciation) on investments	10,633	2,970	2,299	15,902
Transfers out of Level 3 (1)	(71,876)	(68,250)	—	(140,126)
Fair value, end of period	$1,200,165	$130,876	$27,892	$1,358,933
Net change in unrealized depreciation on non-controlled/non-affiliated company investments still held at December 31, 2023	$9,768	$2,970	$2,299	$15,037
(1)
Transfers are done at the value of the investment at the beginning of the period. For the year ended December 31, 2023, five investments were transferred from Level 3 to Level 2, as valuation coverage increased to two or more independent pricing services. For the year ended December 31, 2023, there were no investments transferred from Level 2 to Level 3, as valuation coverage on level 2 investments did not decrease below two independent pricing services.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$3,396,459	Market Yield Analysis	Market Yield Discount Rates	7.72%	16.69%	10.62%
	242,563	Recent Transaction	Transaction Price	98.00	99.25	98.18
	3,639,022
Second lien debt	42,019	Market Yield Analysis	Market Yield Discount Rates	10.45%	13.82%	11.95%
Subordinated debt	990	Recent Transaction	Transaction Price	99.00	99.00	99.00
Preferred equity	63,155	Market Yield Analysis	Market Yield Discount Rates	9.33%	9.33%	15.54%
		Black-Scholes	Volatility	34.20%	34.20%	34.20%
Warrants	79	Black-Scholes	Volatility	29.13%	29.13%	29.13%
Total	$3,745,265

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$1,126,991	Market Yield Analysis	Market Yield Discount Rates	9.31%	25.00%	12.11%
	73,174	Recent Transaction	Transaction Price	98.00	98.58	98.07
	1,200,165
Second lien debt	130,876	Market Yield Analysis	Market Yield Discount Rates	12.01%	14.97%	13.40%
	130,876
Preferred equity	27,892	Market Yield Analysis	Market Yield Discount Rates	9.42%	19.78%	17.01%
		Black-Scholes	Volatility	34.90%	34.90%	34.90%
Total	$1,358,933
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2024 and December 31, 2023, the Company had investments of this nature measured at fair value totaling $15.5 million and zero, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s variable interest Credit Facilities, which would be categorized as Level 3 within the fair value hierarchy, as of both December 31, 2024 and December 31, 2023, respectively, approximates their carrying value. The fair value of the Company's Series A Notes, Series C Notes, and Series F Notes (see Note 7. Borrowings) is based on vendor pricing received by the Company, which is considered a Level 3 input.

The following table presents the fair value of the Company’s Series A Notes, Series C Notes, and Series F Notes as of December 31, 2024:

	December 31, 2024
	Outstandng Principal	Fair Value
Series A Notes	$69,000	$68,914
Series C Notes	116,000	115,420
Series F Notes	165,000	164,175
Total	$350,000	$348,509

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

The Company’s outstanding debt obligations as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$503,000	$496,667	$47,000	4/8/2029
SPV II facility	595,000	537,000	531,322	58,000	8/15/2028
Collateralized loan obligations	390,000	390,000	386,697	—	10/15/2035
Revolving credit facility	450,000	150,000	144,890	300,000	11/19/2029
Loan repurchase obligations	52,043	52,043	52,043	—	2/21/2025
Series A Notes	69,000	69,000	68,128	—	8/7/2027
Series B Notes	75,000	75,000	74,052	—	8/7/2027
Series C Notes	116,000	116,000	114,444	—	8/7/2029
Series D Notes	75,000	75,000	73,994	—	8/7/2029
Series E Notes	50,000	50,000	49,356	—	5/20/2028
Series F Notes	165,000	165,000	161,978	—	5/20/2030
Series G Notes	50,000	50,000	49,344	—	5/20/2030
Total	$2,637,043	$2,232,043	$2,202,915	$405,000

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$485,000	$378,000	$374,700	$107,000	12/21/2026
SPV II facility	445,000	295,000	289,349	150,000	8/15/2028
Collateralized loan obligations	390,000	390,000	386,393	—	11/15/2035
Subscription facility	200,000	35,000	34,319	165,000	12/18/2024
Loan repurchase obligations	50,025	50,025	50,025	—	Various (3)
Total	$1,570,025	$1,148,025	$1,134,786	$422,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs, in addition to the fair value of any interest rate swap designated as a fair value hedge.
(2)
The unused portion is the amount upon which commitment fees are based, if any.
(3)
Loan repurchase obligations entered into with Macquarie have a term of 90 days, with an option for repayment as early as 45 days. As of December 31, 2024, the remaining contractual maturity was 52 days. As of December 31, 2023, the remaining contractual maturities were between 32-43 days.

The components of interest expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Stated interest expense	141,050	$62,243	$21,119
Unused/undrawn fees	711	624	466
Administration fees	1,392	1,222	1,026
Amortization of deferred financing costs	4,650	2,117	1,541
Total interest expense	$147,803	$66,206	$24,152
Average borrowings	$1,774,784	$804,401	$482,333

Weighted average interest rate (1)	8.07%	7.97%	4.69%
Amortization of financing costs	0.26%	0.26%	0.32%
Total borrowing costs	8.33%	8.23%	5.01%

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

In connection with the amendment on December 16, 2022, the maximum commitment amount of the SPV I Facility increased from $400 million to $485 million. Subsequently, in connection with the amendment on April 8, 2024, the maximum commitment amount of the SPV I facility increased from $485 million to $550 million. Additionally, the period during which SPV I may make borrowings under the SPV I Facility was extended from December 31, 2024 to April 8, 2027, and the scheduled maturity date was extended from December 21, 2026 to April 8, 2029. Proceeds from borrowings under the SPV I Facility are used to fund portfolio investments by SPV I.

As of both December 31, 2024 and December 31, 2023, respectively, the Company was in compliance with all covenants associated with the SPV I Facility.

SPV II Facility

On August 15, 2023, SPV II, entered into a Loan and Security Agreement (together with the exhibits and schedules thereto, and as amended from time to time, the “Loan and Security Agreement”) with Citizens Bank N.A as lender and administrative agent, the Company as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (the “SPV II Facility”).

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

As of both December 31, 2024 and December 31, 2023, respectively, the Company was in compliance with all covenants associated with the SPV II Facility.

Subscription Facility

On December 21, 2021, the Company entered into a senior secured revolving credit facility with Bank of America, N.A. (“BAML”) (as amended from time to time, the “Subscription Facility”). BAML serves as administrative agent and lender under the Subscription Facility.

The Subscription Facility provided for secured borrowings of up to $200 million. The maximum principal amount was subject to availability under the Subscription Facility, which was based on certain of the Company’s unfunded investor equity capital commitments, and restrictions imposed on borrowings under the 1940 Act. The Subscription Facility provided for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $40 million. Proceeds from the borrowings under the Subscription Facility were used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. The Subscription Facility’s maturity date was extended from December 21, 2023 to December 18, 2024 in connection with the December 21, 2023 amendment.

As of the amendment on December 21, 2023 advances under the Subscription Facility bore interest at a per annum rate equal to the one-month SOFR in effect, plus the applicable margin of 2.50% per annum. The Company paid a commitment fee of 0.35% per annum on the average daily unused amount of the financing commitments.

Prior to the amendment on December 31, 2023, advances under the Subscription Facility bore interest at a per annum rate equal to the daily Bloomberg Short-Term Bank Yield Index (“BSBY”) rate in effect, plus the applicable margin of 2.00% per annum. The Company paid a commitment fee of 0.25% per annum on the average daily unused amount of the financing commitments.

The Subscription Facility was terminated effective December 18, 2024.

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

As of December 31, 2024, the Company had outstanding Repurchase Obligations of $52.0 million associated with repurchase agreements that were entered into on November 25. Such Repurchase Obligations are collateralized by a portion of the Company’s term loan holdings in Parfums Holdings Co. Interest under these Repurchase Obligations is calculated at the inception of each repurchase agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 3.50%. As of December 31, 2024, the remaining contractual maturity of the sole repurchase agreement was 54 days.

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

Unsecured Notes

On August 7, 2024, the Company issued and sold $69 million in aggregate principal amount of 7.00% Series A Senior Notes due 2027 (the “Series A Notes”), $75 million in aggregate principal amount of Series B Floating Rate Senior Notes due 2027, which bear interest at SOFR plus an applicable margin of 3.05%, (the “Series B Notes”), $116 million in aggregate principal amount of 7.11% Series C Senior Notes due 2029 (the “Series C Notes”), and $75 million in aggregate principal amount of Series D Floating Rate Senior Notes due 2029, which bear interest at SOFR plus an applicable margin of 3.35% (the “Series D Notes” and, together with the Series A Notes, the Series B Notes, and the Series C Notes, the “Initial Notes”) to certain investors in an offering exempt from registration under the 1933 Act. The Initial Notes were issued and sold pursuant to a Note Purchase Agreement, dated August 7, 2024, by and among the Company and the purchasers named therein (the “Note Purchase Agreement”).

Interest on the Series A Notes and the Series C Notes shall be payable semi-annually on February 7 and August 7, commencing on February 7, 2025, and interest on the Series B Notes and Series D Notes shall be payable quarterly on February 7, May 7, August 7, and November 7. The Series A Notes and the Series B Notes shall be redeemable in whole or in part at the option of the Company at any time or from time to time prior to August 7, 2027, at a redemption price of 100% of the outstanding principal amount of the Initial Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon and the Make-Whole Amount (as defined in the Note Purchase Agreement), and thereafter at par, upon not less than 10 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof. The Series C Notes and the Series D Notes shall be redeemable in whole or in part at the option of the Company at any time or from time to time prior to August 7, 2029, at a redemption price of 100% of the outstanding principal amount of the Initial Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon and the Make-Whole Amount (as defined in the Note Purchase Agreement), and thereafter at par, upon not less than 10 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

On November 20, 2024, the Company issued and sold $50,000,000 in aggregate principal amount of Series E Floating Rate Senior Notes due May 2028, which bear interest at SOFR plus an applicable margin of 3.00%, (the “Series E Notes”), $165,000,000 in aggregate principal amount of 7.11% Series F Senior Notes due May 2030 (the “Series F Notes”), and $50,000,000 in aggregate principal amount of Series G Floating Rate Senior Notes due May 2030, which bear interest at SOFR plus an applicable margin of 3.35%, (the “Series G Notes”, and, together with the Initial Notes, the Series E Notes, and the Series F Notes, the “Notes”) to certain investors in an offering exempt from registration under the Securities Act of 1933, as amended. The Notes were issued and sold pursuant to a Note Purchase Agreement, dated November 20, 2024, by and among the Company and the purchasers named therein (the “Note Purchase Agreement II”).

Interest on the Series F Notes shall be payable semi-annually on February 7 and August 7, commencing on February 7, 2025, and interest on the Series E Notes and Series G Notes shall be payable quarterly on February 7, May 7, August 7, and November 7, commencing on February 7, 2025. The Series E Notes shall be redeemable in whole or in part at the option of the Company at any time or from time to time prior to May 20, 2028, at a redemption price of 100% of the outstanding principal amount of the Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon and the Make-Whole Amount (as defined in the Note Purchase Agreement), and thereafter at par, upon not less than 10 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof. The Series F Notes and the Series G Notes shall be redeemable in whole or in part at the option of the Company at any time or from time to time prior to May 20, 2030, at a redemption price of 100% of the outstanding principal amount of the Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon and the Make-Whole Amount (as defined in the Note Purchase Agreement), and thereafter at par, upon not less than 10 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

In connection with the offering of the Series F Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which predominately consists of floating rate loans. The notional amount of the interest rate swap was $165 million maturing on May 20, 2030, which aligns with the Series F Notes. The Company shall received fixed rate interest semi-annually at 7.11%, and pay variable rate interest semi-annually based on 3-month SOFR plus 3.117%. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the effective hedge interest rate swap had a fair value of $(0.9) million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the Series F Notes.

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as: (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the Investment Company Act of 1940, as amended, (iii) a minimum consolidated net worth of $1,130,000,000, (iv) a minimum asset coverage ratio of 1.50 to 1.00, and (v) maintenance of a Debt Rating (as defined in the Note Purchase Agreement) for each series of Notes from an acceptable rating agency.

The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.

Revolving Credit Facility

On December 20, 2024, the Company entered into a Senior Secured Credit Agreement (together with the exhibits and schedules thereto, the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (the “Revolving Credit Facility”).

Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to the SOFR in effect, plus an applicable margin of 1.75% per annum if the Borrowing Base (as defined in the Credit Agreement) is greater than or equal to 1.6x the Combined Debt Amount (as defined in the Credit Agreement), or SOFR plus an applicable margin of 1.875% per annum if the Borrowing Base is less than 1.6x the Combined Debt Amount. There is an additional

0.1% credit spread adjustment regardless of the Combined Debt Amount. The Company will also pay a commitment fee of 0.375% per annum on the daily unused amount of the financing commitments until the fourth anniversary of the Revolving Credit Facility. The maximum commitment amount of the Revolving Credit Facility is $450 million. Proceeds from borrowings under the Revolving Credit Facility may be used to fund portfolio investments by the Company. The period during which the Company may make borrowings under the Revolving Credit Facility expires on December 20, 2028, and the Revolving Credit Facility is scheduled to mature on November 19, 2029.

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2024 and December 31, 2023, the Company’s unfunded commitments consisted of the following:

December 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ALF Finance	Delayed Draw	12/10/2029	$29,000	$3
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(127)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(124)
Best Trash LLC	Delayed Draw	7/10/2031	16,250	(88)
Best Trash LLC	Revolver	7/10/2031	6,060	(71)
Boasso Global	Delayed Draw	7/1/2028	1,175	15
Boasso Global	Delayed Draw	7/1/2028	4,038	12
Boasso Global	Revolver	7/1/2026	6,250	(11)
Cadogan Tate	Delayed Draw	10/31/2031	59,500	(425)
Cadogan Tate	Revolver	10/31/2031	18,700	(274)
Carevet LLC	Delayed Draw	6/18/2029	19,800	(354)
Carevet LLC	Delayed Draw	6/18/2029	33,000	71
Carevet LLC	Revolver	6/18/2029	6,600	(59)
Confluent Holdings LLC	Delayed Draw	3/28/2029	4,318	20
Red Fox CD Acquisition Corp.	Delayed Draw	3/4/2030	7,364	(127)
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	8/29/2029	26,094	15
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(17)
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(51)
Disa Holdings Corp.	Delayed Draw	9/9/2028	11,063	(53)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(257)
Faraday Buyer, LLC	Delayed Draw	10/10/2028	3,514	(19)
FEG, Inc.	Revolver	5/10/2030	15,000	(268)
Foundation Risk Partners	Delayed Draw	10/29/2030	4,898	13
Foundation Risk Partners	Revolver	10/29/2029	1,589	(4)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(8)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(254)
Highgate Hotels, L.P.	Revolver	11/3/2029	12,500	—
Hotel Equities Group, LLC	Revolver	1/22/2029	10,000	(162)
Inframark	Delayed Draw	7/31/2031	3,364	(15)
K1 Speed Inc.	Delayed Draw	1/2/2029	3,643	(70)
Legends Hospitality	Delayed Draw	8/22/2031	3,750	(34)
Legends Hospitality	Revolver	8/22/2031	6,750	(128)
Maxar Technologies Inc.	Revolver	5/3/2029	8,417	-
Natural Partners, Inc.	Revolver	11/29/2027	6,563	(122)
Neptune Platform Buyer, LLC	Delayed Draw	1/19/2031	1,544	(8)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(54)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	61
PetVet Care Centers	Revolver	11/15/2029	6,981	(66)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2030	25,253	(156)
RPX Corporation	Revolver	8/2/2030	6,122	(85)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	13,800	56
Sky Merger Sub, LLC	Delayed Draw	5/28/2029	12,500	37
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(551)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(120)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	42,286	(59)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	5,827	(52)
TIC Bidco LTD	Delayed Draw	6/16/2031	1,577	(9)
Townsend	Revolver	8/1/2029	2,500	(69)
Trillium FlowControl	Delayed Draw	12/20/2029	3,667	(27)
Trillium FlowControl	Revolver	12/20/2029	3,000	(22)
USA Debusk LLC	Delayed Draw	4/30/2031	5,420	(33)
USA Debusk LLC	Revolver	4/30/2030	1,603	(21)
Total Unfunded Commitments			$574,819	$(4,151)

December 31, 2023
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Accession Risk Management	Delayed Draw	11/1/2029	$40,719	$(578)
Beacon Mobility Corp.	Delayed Draw	12/31/2025	592	(15)
Boasso Global	Delayed Draw	10/3/2024	1,750	(19)
Boasso Global	Revolver	7/1/2026	6,250	(161)
Chromalloy Holdings LLC	Revolver	11/23/2027	4,615	(152)
Circor International, Inc.	Revolver	10/18/2029	7,759	(165)
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(30)
Faraday Buyer, LLC	Delayed Draw	10/11/2028	3,514	(34)
Foundation Risk Partners	Delayed Draw	10/29/2028	45,000	(435)
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,211	(164)
Highgate Hotels, L.P.	Revolver	10/26/2029	12,500	(247)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2028	3,042	(10)
Maxar Technologies Inc.	Revolver	5/3/2029	8,587	(233)
Momentive Global	Revolver	5/31/2029	5,714	(69)
Natural Partners, Inc.	Revolver	11/29/2027	2,813	(39)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	(68)
PetVet Care Centers	Revolver	11/15/2029	6,981	(138)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	33,333	—
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	1,165	(4)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,136	(34)
Wood Mackenzie, Inc.	Revolver	2/1/2028	2,963	(29)
Total Unfunded Commitments			$207,625	$(2,624)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both December 31, 2024 and December 31, 2023, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

The Company has the authority to issue up to 200,000,250 shares of stock, of which 200,000,000 shares are classified as common stock, par value $0.001 per share, and 250 shares are classified as preferred stock, par value $0.001 per share, which have been previously designated the “12.0% Series A Cumulative Non-Voting Preferred Stock”. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of December 31, 2024, the Company had received Capital Commitments totaling approximately $2.6 billion ($456.8 million remaining undrawn).

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements as of December 31, 2024:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
March 8, 2023	2,601,909	$60,000
April 21, 2023	4,446,421	$100,000
August 8, 2023	3,225,807	$75,000
December 29, 2023	4,310,345	$100,000
March 27, 2024	9,449,812	$225,000
June 5, 2024	16,366,612	$400,000
July 10, 2024	4,163,197	$100,000
September 27, 2024	14,553,015	$350,000
October 31, 2024	10,300,783	$250,000
Total	89,705,874	$2,149,988

Distributions

The Company declared the following distributions for the years ended December 31, 2024 and December 31, 2023:

			Regular	Special	Per Share
Date Declared	Record Date	Payment Date	Distribution	Distribution	Amount	Total Amount
For Calendar Year 2024
March 6, 2024	March 15, 2024	March 28, 2024	$0.65	$—	$0.65	$26,182
May 8, 2024	June 14, 2024	June 27, 2024	$0.65	$0.08	$0.73	$48,879
August 12, 2024	September 13, 2024	September 27, 2024	$0.65	$0.02	$0.67	$48,486
November 4, 2024	December 13, 2024	December 27, 2024	$0.65	$0.02	$0.67	$65,929
December 20, 2024	December 20, 2024	December 27, 2024	$—	$0.28	$0.28	$27,552
					$3.00	$217,028
For Calendar Year 2023
March 13, 2023	March 29, 2023	April 17, 2023	$0.65	$—	$0.65	$16,073
June 21, 2023	June 21, 2023	June 28, 2023	$0.65	$—	$0.65	$19,378
August 3, 2023	August 4, 2023	September 28, 2023	$—	$0.03	$0.03	$917
August 3, 2023	September 15, 2023	September 28, 2023	$0.65	$—	$0.65	$21,965
November 3, 2023	December 15, 2023	December 28, 2023	$0.65	$0.11	$0.76	$26,312
December 20, 2023	December 20, 2023	December 28, 2023	$—	$0.35	$0.35	$12,117
					$3.09	$96,762

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

The following table summarizes the DRP Shares issued to shareholders who have “opted in” to the DRP during the year ended December 31, 2024 and the value of such Shares as of the payment dates:

Payment Date	DRP Shares Value	DRP Shares Issued
April 15, 2022	$7,200	286,055
July 15, 2022	$9,321	373,593
October 17, 2022	$8,646	377,076
December 30, 2022	$18,056	801,437
April 17, 2023	$13,892	637,800
June 28, 2023	$16,789	754,571
September 28, 2023	$18,945	828,460
December 28, 2023	$31,456	1,347,765
March 28, 2024	$20,039	861,529
June 27, 2024	$29,653	1,246,983
September 27, 2024	$28,260	1,179,974
December 27, 2024	$53,204	2,210,389
	$255,461	10,905,632

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per Share during the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Net increase in net assets resulting from operations	$225,308	$135,676	$(8,408)
Weighted average shares outstanding	66,018,618	29,738,420	14,575,572
Earnings per share	$3.41	$4.56	$(0.58)

Note 11. Taxable/Distributable Income

The tax character of distributions for the years ended December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Ordinary income (including net short-term capital gains)	$203,192	$94,428	$44,965
Capital gains	13,926	2,342	—
Return of capital	—	—	2
Total taxable distributions	$217,118	$96,770	$44,967

The components of Accumulated Earnings (Losses) on a tax basis for the years ended December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Undistributed ordinary income - net	$10,941	$—	$—
Undistributed long-term capital gains	2,336	—	—
Total undistributed earnings	13,277	—	—
Capital loss carryforward	—	—	—
Unrealized earnings (losses) - net	(3,452)	(13,859)	(51,283)
Timing differences	(3,880)	(1,484)	(2,193)
Total accumulated earnings (losses) - net	$(7,332)	$(15,343)	$(53,476)

For the years ended December 31, 2024 and December 31, 2023 the Company made the following reclassifications of permanent book to tax basis differences:

	December 31, 2024	December 31, 2023	December 31, 2022
Paid-in capital in excess of par value	$179	$773	$2,099
Net distributable earnings (accumulated losses)	$(179)	$(773)	$(2,099)

The following table reconciles net decrease in net assets resulting from operations to total taxable income and gains available for distributions for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023	December 31, 2022
Net increase (decrease) in net assets resulting from operations	$225,308	$135,676	$(8,408)
Net change in unrealized appreciation (depreciation)	(16,107)	(37,095)	51,283
Unearned performance-based incentive fee on unrealized gains	5,359	—	(256)
Basis adjustment for corporate conversion	(256)	(795)	(249)
Post October loss deferral	(1,461)	(1,043)	2,533
Other book-tax differences	17,552	27	64
Total taxable / distributable income	$230,395	$96,770	$44,967

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes for the years ended December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Tax cost	$4,542,474	$2,209,358	$1,031,935
Gross unrealized appreciation	19,858	19,035	2,320
Gross unrealized depreciation	(33,268)	(31,340)	(52,517)
Investments at Fair Value	$4,529,064	$2,197,053	$981,738

The difference between GAAP-basis tax basis unrealized gains (losses) on our investments is attributable primarily to tax basis significant modifications and a step-up in the cost basis of our investments that happened during the corporate conversion. The net tax unrealized appreciation (depreciation) on investments is $(13.4) million and $(12.3) million as of December 31, 2024, and December 31, 2023, respectively.

Tax Information (unaudited)

During the year ended December 31, 2024, the Company designated approximately 81.66% of its distributions from net investment income as interest related dividends pursuant to Section 871(k) of the Code.

During the year ended December 31, 2024, the Company designated 86.53% of the dividends paid from net investment company taxable income as Section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $13.9 million, as capital gain dividends paid during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company designated $12.4 million as short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code.

Note 12. Financial Highlights

The following are the financial highlights for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022	Period Ended December 31, 2021 (1)
Per Share Data:
Net assets, beginning of period	$23.26	$21.78	$25.17	$—
Net investment income (2)	2.77	3.23	2.70	0.02
Net realized gain (loss) (2)	0.40	0.08	0.24	0.01
Net change in unrealized appreciation (depreciation) (3)	0.45	1.28	(3.52)	0.14
Net increase in net assets resulting from operations	3.62	4.59	(0.58)	0.17
Distributions declared from net investment income (4)	(3.00)	(3.09)	(2.88)	—
Other (3)	—	—	—	25.00
Issuance of shares in connection with our DRP program	(0.01)	(0.02)	0.07	—
Total increase (decrease) in net assets	0.61	1.48	(3.39)	25.17
Net assets, end of period	$23.87	$23.26	$21.78	$25.17
Shares outstanding, end of period	100,611,506	40,279,212	22,126,135	12,000,000
Total return based on NAV (5)	16.16%	22.10%	(2.46)%	0.68%
Ratios:
Expenses to average net assets (6)	13.38%	14.47%	11.28%	11.74%
Net investment income to average net assets (6)	11.03%	13.83%	10.77%	6.71%
Portfolio turnover rate (7)	35.81%	25.93%	32.49%	0.36%
Supplemental Data:
Net assets, end of period	$2,401,934	$937,586	$481,846	$301,998
Total capital commitments, end of period	$2,606,788	$1,444,678	$1,052,600	$800,000
Ratios of total contributed capital to total committed capital, end of period	82.48%	57.11%	46.55%	37.50%
Average debt outstanding	$1,774,784	$804,401	$482,333	$410,000
Asset coverage ratio (8)	207.6%	181.7%	189.7%	173.7%

(1)
The Company was initially capitalized and commenced operations on December 21, 2021.
(2)
The per share data was derived by using the weighted average shares outstanding during the period.
(3)
For the year ended December 31, 2024 the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of March 19, 2025, the date that the consolidated financial statements were issued. There have been no subsequent events, except as disclosed below, that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the twelve months ended December 31, 2024.

On January 15, 2025, BDT & MSD announced that Greg Olafson has been appointed President, Co-Head of Global Credit & Co-Chief Investment Officer. He will join as a member of the senior leadership of the firm in the second half of 2025. In his new role, he will oversee BDT & MSD's Private Credit strategies alongside Rob Platek, Co-Head of Global Credit, who will transition to the role of Chairman of Global Credit at the end of the year. As it relates to the Company, Mr. Platek will remain in his role as Chief Executive Officer, President and Chairman of the Board.

In connection with the Company’s private offering (the “Private Offering”) of its Shares, the Company delivered a private placement memorandum to shareholders in which it provided that the term of the Company would commence on the date which the Company first accepted capital commitments, which occurred on December 21, 2021 (the “Initial Closing Date”), and end upon the fifth anniversary of the Initial Closing Date, subject to a one-year extension (the “Term”). The Company also provided that, on or before the conclusion of the Term, the Board of Directors of the Company would seek a liquidity event or determine to remain a privately offered business development company indefinitely. On March 4, 2025, upon the recommendation of the Company’s management, the Board determined that it would be in the best interest of the Company and its shareholders to remain a privately offered business development company.

Subsequent to December 31, 2024, the Company invested in the senior secured loans of Solvias AG, and Learnosity.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

c)
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

a)
None.
b)
For the fiscal quarter ended December 31, 2024, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III.

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2024. Accordingly, information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2025 annual meeting of stockholders (the “Proxy Statement”). The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Part IV.

Item 15. Exhibits and Consolidated Financial Statement Schedules.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation effective as of January 1, 2022 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
3.2	Amended and Restated By Laws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 10 (File No. 000-56375) filed on March 3, 2022)
3.3	Articles Supplementary for 12.0% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2023)
3.4	Articles of Amendment, dated November 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2024)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 25, 2024)
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

10.16

Indenture, dated as of November 15, 2023, by and between MSD BDC CLO I, LLC and U.S. Bank Trust Company, National Association. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 25, 2024)

10.17

Collateral Management Agreement, dated November 15, 2023, by and between MSD BDC CLO I, LLC and MSD Partners, L.P. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 25, 2024)

10.18

Master Transfer Agreement, dated as of November 15, 2023, by and between MSD Investment Corp., as seller, and MSD BDC CLO I, LLC, as purchaser. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 25, 2024)

10.19

Amendment No. 2 to the Loan and Security Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.19 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.20

Amendment No. 4 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC, as borrower, the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, Deutsche Bank AG, New York Branch as facility agent, U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian (incorporated by reference to Exhibit 10.20 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.21

Amendment No. 3 to the Loan and Security Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.22

Note Purchase Agreement, dated August 7, 2024, by and between MSD Investment Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q filed on August 14, 2024)

10.23

Note Purchase Agreement, dated November 20, 2024, by and between MSD Investment Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2024)

10.24

Senior Secured Credit Agreement by and among MSD Investment Corp., as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 26, 2024)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on March 25, 2024)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
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

MSD Investment Corp.

Date:	March 19, 2025	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	March 19, 2025	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Platek		March 19, 2025
Robert Platek	Chief Executive Officer

/s/ Brian S. Williams		March 19, 2025
Brian S. Williams	Chief Financial Officer & Treasurer

/s/ James Chapman		March 19, 2025
James Chapman	Director

/s/ Louisa Rodriguez		March 19, 2025
Louisa Rodriguez	Director

/s/ Jessica Whitt		March 19, 2025
Jessica Whitt	Director