Form 10-Q
period 2025-03-31
MSD Investment Corp.
filed 2025-05-15
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 14, 2025 was 102,166,799.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about MSD Investment Corp. (together, with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
an economic downturn or recession could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
an economic downturn or recession could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•
an economic downturn or recession could also impact availability and pricing of our financing and our ability to access the debt capital markets;
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
•
the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company. In addition to the other information set forth in this report, you should carefully consider the risk factors set forth in our most recent Annual Report on Form 10-K filed with the SEC on March 19, 2025, which is accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results.

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$4,943,071	$4,529,064
Cash and cash equivalents	89,349	109,302
Restricted cash	260	410
Interest and dividends receivable	30,049	31,819
Principal receivable	8,457	5,503
Unrealized appreciation on forward contracts	4,113	9,441
Prepaid expenses and other assets	2,060	124
Total assets	$5,077,359	$4,685,663

LIABILITIES
SPV I facility	$550,000	$503,000
SPV II facility	584,000	537,000
Collateralized loan obligations	390,000	390,000
Unsecured Notes	601,912	599,141
Revolving credit facility	450,000	150,000
Loan repurchase obligations	30,000	52,043
Deferred financing costs net of accumulated amortization	(26,873)	(28,269)
Total debt, net of financing costs	2,579,039	2,202,915
Payable for investments purchased	—	19,113
Interest payable	28,673	29,984
Distributions payable	23	—
Income based incentive fee payable	11,432	10,398
Management fees payable	8,966	8,063
Capital gains incentive fee payable	4,916	5,359
Accrued expenses and other liabilities	1,748	2,190
Accrued professional fees	882	1,012
Due to affiliates	3,826	2,751
Financing costs payable	1,944	1,944
Total liabilities	$2,641,449	$2,283,729
Commitments and contingencies (Note 8)
NET ASSETS
Preferred Stock, par value $0.001 (250 shares authorized and outstanding) (2)	$—	$—
Paid-in capital in excess of par value of Preferred Stock	750	750
Common stock, par value $0.001 (200,000,000 shares authorized, 102,166,799 and 100,611,506 shares issued and outstanding, respectively)	102	101
Paid-in capital in excess of par value	2,445,539	2,408,415
Distributable earnings (accumulated losses)	(10,481)	(7,332)
Total net assets	$2,435,910	$2,401,934
Net asset value per common share	$23.84	$23.87

(1)
Non-controlled/non-affiliated investments at amortized cost $4,944,769 and $4,534,957 as of March 31, 2025 and December 31, 2024, respectively.
(2)
Preferred Stock par value for both March 31, 2025 and December 31, 2024 is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$119,989	$69,883
Dividend Income	1,015	26
Payment-in-kind interest income	7,968	3,258
Payment-in-kind dividend income	1,208	1,053
Other income	3,093	2,763
Total investment income	133,273	76,983
Expenses:
Interest expense	44,231	28,832
Income based incentive fee	11,432	6,120
Management fees	8,966	4,561
Administration expense	1,513	1,946
Capital gains incentive fee	(443)	1,071
Professional fees	1,388	443
Custody expense	305	179
General and other expenses	529	100
Board of directors’ fee	78	78
Organization and offering costs	18	25
Transfer agency fees	33	16
Total expenses	68,050	43,371
Net investment income (loss)	65,223	33,612

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	406	3,626
Foreign currency forward contracts	(1,868)	1,031
Foreign currency transactions	(377)	(111)
Net realized gain (loss)	(1,839)	4,546
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	4,195	8,190
Foreign currency forward contracts	(5,328)	947
Foreign currency transactions	20	13
Net change in unrealized appreciation (depreciation)	(1,113)	9,150
Net realized and unrealized gain (loss)	(2,952)	13,696
Net increase (decrease) in net assets resulting from operations	$62,271	$47,308

Preferred Stock Dividends	(23)	(23)
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$62,248	$47,285

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.65	$0.82
Earnings per share (basic and diluted)	$0.62	$1.16
Distributions declared per common share	$0.65	$0.65
Weighted average shares outstanding (basic and diluted)	100,696,962	40,830,247

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2024	250	$—	100,611,506	$101	$2,409,165	$(7,332)	$2,401,934
Operations:
Net investment income	—	—	—	—	—	65,223	65,223
Net realized gain (loss)	—	—	—	—	—	(1,839)	(1,839)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(1,113)	(1,113)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	62,271	62,271
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(65,420)	(65,420)
Net increase (decrease) in net assets resulting from shareholder distributions			—	—	—	(65,420)	(65,420)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	1,555,293	1	37,124	—	37,125
Issuance of common shares	—	—	—	—	—	—	—
Net increase (decrease) for the period	—	—	1,555,293	1	37,124	(3,149)	33,976
Balance, March 31, 2025	250	$—	102,166,799	$102	$2,446,289	$(10,481)	$2,435,910

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2023 (1)	250	$—	40,279,212	$40	$952,889	$(15,343)	$937,586
Operations:
Net investment income	—	—	—	—	—	33,612	33,612
Net realized gain (loss)	—	—	—	—	—	4,546	4,546
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	9,150	9,150
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	47,308	47,308
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(26,205)	(26,205)
Net increase (decrease) in net assets resulting from shareholder distributions			—	—	—	(26,205)	(26,205)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	861,529	1	20,040	—	20,041
Issuance of preferred shares	—	—	—	—	—	—	—
Issuance of common shares	—	—	9,449,812	10	224,990	—	225,000
Net increase (decrease) for the period	—	—	10,311,341	11	245,030	21,103	266,144
Balance, March 31, 2024 (1)	250	$—	50,590,553	$51	$1,197,919	$5,760	$1,203,730

(1)
Issuance of preferred shares par value is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

	For the Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$62,271	$47,308
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(9,176)	(4,311)
Net accretion of discount and amortization of premium	(6,366)	(4,774)
Proceeds from sale of investments and principal repayments	196,466	160,018
Purchases of investments	(590,330)	(491,415)
Net realized (gains) losses on investments	(406)	(3,626)
Net change in unrealized (appreciation) depreciation on investments	(4,195)	(8,190)
Net receipt of settlement of derivatives	(1,868)	1,031
Net realized (gains) losses on derivatives	1,868	(1,031)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	5,328	(947)
Amortization of deferred financing costs	1,396	835
(Increase) decrease in operating assets:
Interest and dividends receivable	1,770	(1,254)
Principal receivable	(2,954)	(9,259)
Prepaid expenses and other assets	(1,936)	1,034
Increase (decrease) in operating liabilities:
Due to affiliates	1,075	210
Payable for investments purchased	(19,113)	(155,505)
Management fees payable	903	777
Income based incentive fee payable	1,034	997
Capital gains incentive fee payable	(443)	1,071
Interest payable	(1,311)	8,205
Accrued professional fees	(130)	276
Accrued expenses and other liabilities	2,329	129
Net cash provided (used in) by operating activities	(363,788)	(458,421)
Cash flow from financing activities
Proceeds from issuance of common shares (net of change in subscriptions receivable)	—	126,761
Proceeds from repurchase obligations	30,000	158,331
Repayment of repurchase obligations	(52,043)	(50,025)
Debt borrowings	427,000	365,000
Debt repayments	(33,000)	(100,000)
Distributions paid	(28,272)	—
Deferred financing costs paid	—	(565)
Net cash provided by (used in) financing activities	343,685	499,502
Net increase in cash, cash equivalents, and restricted cash	(20,103)	41,081
Cash, cash equivalents, and restricted cash, beginning of period	109,712	98,606
Cash, cash equivalents, and restricted cash, end of period	$89,609	$139,687
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$89,349	$139,687
Restricted cash	$260	$—
Total cash, cash equivalents, and restricted cash	$89,609	$139,687
Supplemental disclosure of cash flow information and non-cash financing activities
Change in subscription receivable	$—	$98,239
Cash paid for interest	$44,143	$19,790
Reinvestment of shareholder distributions	$37,125	$20,041
Change in distributions payable	$23	$6,165

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Frontgrade Technologies Inc.		S + 5.00%	0.75%	9.32%	1/9/2030	9,657	9,505	9,657	0.40%
Frontgrade Technologies Inc.		S + 5.00%	0.75%	9.32%	1/9/2030	59,705	58,624	59,706	2.45
Frontgrade Technologies Inc. - Incremental Term Loan		S + 5.00%	0.75%	9.30%	1/9/2030	5,487	5,433	5,487	0.23
Frontgrade Technologies Inc. - Revolving Credit Facility	(11)	S + 5.00%	0.75%	9.30%	1/9/2028	—	(112)	—	—
Sky Merger Sub, LLC		S + 6.60%	1.50%	10.91%	5/28/2029	110,391	107,995	108,094	4.44
Sky Merger Sub, LLC - Delayed Draw Term Loan	(11)	S + 6.60%	1.50%	10.90%	5/28/2029	—	—	52	—
Sky Merger Sub, LLC - Revolving Credit Facility	(11)	S + 6.60%	1.50%	10.90%	5/28/2029	—	(519)	(520)	(0.02)
Systems Planning and Analysis, Inc.		S + 5.00%	1.00%	9.28%	8/16/2027	10,577	10,473	10,491	0.43
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan A	(11)	S + 5.00%	1.00%	9.32%	8/16/2027	45,923	45,436	45,550	1.87
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan		S + 5.00%	1.00%	9.22%	8/16/2027	6,605	6,525	6,552	0.27
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(11)	S + 5.00%	1.00%	9.26%	8/16/2027	540	492	493	0.02
The Nordam Group Inc.		S + 5.60%	0.00%	9.92%	4/9/2026	11,492	11,039	11,444	0.47
							254,891	257,006	10.56
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Delayed Draw Term Loan		S + 4.75%	0.75%	9.06%	11/1/2029	49,153	48,609	49,153	2.02
ALF Finance	(10)	S + 6.00%	1.00%	10.30% PIK	12/10/2029	26,834	26,593	26,582	1.09
ALF Finance - Delayed Draw Term Loan	(10)(11)	S + 6.00%	1.00%	10.30% PIK	12/10/2029	19,827	19,657	19,651	0.81
Foundation Risk Partners		S + 5.00%	0.75%	9.30%	10/29/2030	19,739	19,699	19,641	0.81
Foundation Risk Partners - Delayed Draw Term Loan		S + 5.00%	0.75%	9.30%	10/29/2030	44,701	43,978	44,481	1.83
Foundation Risk Partners - Delayed Draw Term Loan Incremental	(11)	S + 5.00%	0.75%	9.30%	10/29/2030	7,834	7,759	7,796	0.32
Foundation Risk Partners - Delayed Draw Term Loan Second Incremental	(11)	S + 4.75%	0.75%	9.05%	10/29/2030	—	(29)	(28)	—
Foundation Risk Partners - Revolving Credit Facility	(11)	S + 5.00%	0.75%	9.30%	10/29/2029	—	—	(8)	—
Foundation Risk Partners - Revolving Credit Facility Incremental	(11)	S + 5.00%	0.75%	9.30%	10/29/2029	—	(32)	(18)	—
Onbe Inc.		S + 5.50%	1.00%	9.82%	7/25/2031	129,675	127,273	127,332	5.23
							293,507	294,582	12.11
Beverage, Food & Tobacco
LJ Perimeter Buyer, Inc.		S + 6.65%	1.00%	10.94%	10/31/2028	19,073	18,695	17,652	0.72
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan		S + 6.65%	1.00%	10.95%	10/31/2028	2,452	2,450	2,315	0.10
							21,145	19,967	0.82

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Capital Equipment
Faraday Buyer, LLC		S + 6.00%	1.00%	10.30%	10/10/2028	33,055	32,546	32,578	1.34
Faraday Buyer, LLC - Delayed Draw Term Loan	(11)	S + 6.00%	1.00%	10.30%	10/10/2028	—	(16)	(16)	—
Texas Hydraulics		S + 6.25%	2.00%	10.57%	11/20/2030	89,775	88,092	88,087	3.62
Trillium FlowControl	LU(9)(10)	S + 5.25%	1.00%	9.55%	12/20/2029	18,287	18,036	18,028	0.74
Trillium FlowControl - Delayed Draw Term Loan	LU(9)(10)(11)	S + 5.25%	1.00%	9.55%	12/20/2029	—	(24)	(24)	—
Trillium FlowControl - Revolving Credit Facility	LU(9)(10)(11)	S + 5.25%	1.00%	9.55%	12/20/2029	—	(42)	(21)	—
							138,592	138,632	5.70
Chemicals, Plastics & Rubber
TPC Group, Inc.		S + 5.75%	0.00%	10.05%	11/24/2031	45,000	44,370	44,025	1.81
Construction & Building
Cook & Boardman Group		S + 6.00%	1.00%	10.30%	3/4/2030	123,750	121,608	121,718	5.00
Cook & Boardman Group - Delayed Draw Term Loan	(11)	S + 6.00%	1.00%	10.30%	3/4/2030	18,462	18,119	18,135	0.73
Elessent Clean Technologies Inc.		S + 6.00%	1.00%	10.32%	11/15/2029	136,500	133,932	133,973	5.50
Elessent Clean Technologies Inc. - Revolving Credit Facility	(11)	S + 6.00%	1.00%	10.30%	11/15/2029	—	(243)	(244)	(0.01)
Great Day Improvements LLC		S + 5.76%	1.50%	9.93%	6/13/2030	85,355	83,841	83,875	3.44
Great Day Improvements LLC - Revolving Credit Facility	(11)	S + 5.76%	1.50%	9.93%	6/13/2030	3,500	3,257	3,257	0.13
							360,514	360,714	14.79
Consumer Goods: Non-durable
1440 Foods Topco LLC		S + 5.00%	0.00%	9.32%	10/31/2031	20,000	18,938	19,138	0.79
GSM Outdoors		S + 5.00%	1.00%	9.30%	9/30/2031	12,381	11,560	11,577	0.48
Parfums Holdings Co.		S + 5.25%	1.00%	9.55%	6/27/2030	96,024	95,173	95,186	3.91
Parfums Holdings Co. - Revolving Credit Facility	(11)	S + 5.25%	1.00%	9.55%	6/27/2029	—	(51)	(51)	—
Valeron Group, LLC		S + 5.50%	0.00%	9.93%	10/18/2031	149,625	146,077	145,914	5.99
Valeron Group, LLC - Delayed Draw Term Loan	(11)	S + 5.50%	0.00%	9.83%	10/18/2031	29,925	29,186	29,187	1.19
							300,883	300,951	12.36
Containers, Packaging & Glass
Confluent Holdings LLC		S + 7.00%	2.00%	11.30%	3/28/2029	28,789	28,063	28,099	1.15
Confluent Holdings LLC - Delayed Draw Term Loan		S + 7.00%	2.00%	11.30%	3/28/2029	14,394	14,035	14,050	0.58
Dellner Couplers Group AB	UK(9)(10)	E + 5.50%	0.50%	7.87%	6/29/2029	EUR 38,000	40,438	40,998	1.68
Klockner Pentaplast of America Inc.	(10)	S + 4.75%	0.00%	9.23%	2/9/2026	678	656	613	0.03
							83,192	83,760	3.44
Energy: Oil & Gas
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	2,121	2,134	2,117	0.09

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Environmental Industries
Inframark		S + 5.50%	0.75%	9.79% (Incl 3.00% PIK)	7/31/2031	18,268	18,101	18,102	0.74
Inframark - Delayed Draw Term Loan	(11)	S + 5.00%	0.75%	9.30%	7/31/2031	257	242	242	0.01
							18,343	18,344	0.75
Healthcare & Pharmaceuticals
CareVet LLC - Term Loan A		S + 6.00%	2.00%	10.30%	6/18/2029	112,200	111,547	111,421	4.57
CareVet LLC - Term Loan B		N/A	N/A	14.75% (Incl 7.5% PIK)	6/18/2029	10,567	10,317	10,436	0.43
CareVet LLC - Delayed Draw Term Loan A	(11)	S + 6.00%	2.00%	10.30%	6/18/2029	—	(335)	(334)	(0.01)
CareVet LLC - Delayed Draw Term Loan B	(11)	S + 6.00%	2.00%	10.30%	6/18/2029	17,952	17,698	17,696	0.73
CareVet LLC - Revolving Credit Facility	(11)	S + 6.00%	2.00%	10.30%	6/18/2029	—	(56)	(56)	—
Gainwell Acquisition Corp		S + 4.10%	0.75%	8.40%	10/1/2027	990	953	926	0.04
LSCS Holdings Inc.		S + 4.50%	0.00%	8.80%	2/23/2032	27,531	27,393	27,445	1.13
Natural Partners, Inc.		S + 4.65%	1.00%	8.96%	11/29/2027	50,717	50,160	50,210	2.06
Natural Partners, Inc. - Revolving Credit Facility	(11)	S + 4.65%	1.00%	8.95%	11/29/2027	—	(79)	(66)	—
PetVet Care Centers		S + 6.00%	0.75%	10.32%	11/15/2030	52,854	51,953	49,614	2.04
PetVet Care Centers - Delayed Draw Term Loan	(11)	S + 6.00%	0.75%	10.30%	11/15/2030	—	(43)	(358)	(0.01)
PetVet Care Centers - Revolving Credit Facility	(11)	S + 6.00%	0.75%	10.30%	11/15/2029	—	(107)	(428)	(0.02)
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	9.32%	6/21/2030	19,853	19,587	19,593	0.80
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	9.32%	6/21/2030	CAD 74,437	53,634	51,063	2.10
Pharmalogic Holdings Corp. - Delayed Draw Term Loan	(11)	S + 5.00%	1.00%	9.30%	6/21/2030	CAD —	(141)	(141)	(0.01)
Solvias AG	CH(9)(10)	SA + 5.50%	0.75%	6.25%	2/27/2032	CHF 132,000	143,100	145,585	5.98
Solvias AG - Revolving Credit Facility	CH(9)(10)(11)	SA + 5.50%	0.75%	6.25%	2/27/2030	CHF —	(491)	(500)	(0.02)
							485,090	482,106	19.81
High Tech Industries
Alteryx, Inc.		S + 6.50%	0.75%	10.82%	3/19/2031	26,125	25,773	25,790	1.06
Alteryx, Inc. - Revolving Credit Facility	(11)	S + 6.50%	0.75%	10.80%	3/19/2031	—	(121)	(122)	(0.01)
Alteryx, Inc. - Delayed Draw Term Loan		S + 6.50%	0.75%	10.82%	3/19/2031	59,375	58,599	58,615	2.41
Coreweave - Delayed Draw Term Loan	(11)	S + 6.00%	0.00%	10.32%	8/29/2030	30,471	30,107	30,075	1.23
Inmar, Inc.		S + 5.00%	0.00%	9.32%	10/30/2031	29,850	29,409	29,794	1.22
Learnosity	IE(9)(10)	S + 5.25%	1.00%	9.55%	1/15/2031	92,500	91,553	91,383	3.75
Learnosity - Revolving Credit Facility	IE(9)(10)(11)	S + 5.25%	1.00%	9.55%	1/15/2031	—	(90)	(91)	—
SMX Group Intermediate Holdings LLC		S + 4.50%	0.00%	8.80%	2/6/2032	20,461	20,260	20,393	0.84
TIC Bidco LTD	UK(9)(10)	SO + 5.00%	0.00%	9.46%	6/16/2031	GBP 9,240	12,107	11,894	0.48
TIC Bidco LTD - Delayed Draw Term Loan	UK(9)(10)	SO + 5.00%	0.00%	9.46%	6/16/2031	GBP 1,260	1,536	1,622	0.07
Watchguard Technologies, Inc.		S + 5.25%	0.75%	9.57%	7/2/2029	64,529	62,566	63,884	2.62
							331,699	333,237	13.67

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Hotel, Gaming & Leisure
Chuck E. Cheese		N/A	N/A	6.75%	5/1/2026	17,534	17,121	17,340	0.71
ClubCorp Holdings Inc.		S + 5.26%	0.00%	9.56%	9/18/2026	71,257	69,051	71,272	2.93
Highgate Hotels, L.P.		S + 5.50%	1.00%	9.80%	11/5/2029	98,750	97,198	99,738	4.09
Highgate Hotels, L.P. - Revolving Credit Facility	(11)	S + 5.50%	1.00%	9.80%	11/3/2029	4,750	4,559	4,750	0.19
Hotel Equities Group, LLC		S + 5.75%	2.00%	10.04%	1/22/2029	29,292	28,898	28,845	1.18
Hotel Equities Group, LLC - Revolving Credit Facility	(11)	S + 5.75%	2.00%	10.05%	1/22/2029	—	(152)	(153)	(0.01)
J&J Ventures Gaming LLC		S + 5.11%	0.75%	9.44%	4/26/2028	134,325	131,014	135,668	5.57
K1 Speed Inc.		S + 6.25%	1.00%	10.56%	1/2/2029	18,214	17,929	17,886	0.73
K1 Speed Inc. Incremental		S + 6.25%	1.00%	10.56%	1/2/2029	4,250	4,177	4,173	0.17
K1 Speed Inc. Second Incremental		S + 6.25%	1.00%	10.54%	1/2/2029	1,943	1,912	1,908	0.08
K1 Speed Inc. DDTL B		S + 6.25%	1.00%	10.55%	1/2/2029	3,643	3,581	3,577	0.15
K1 Speed Inc. - Delayed Draw Term Loan	(11)	S + 6.25%	1.00%	10.57%	1/2/2029	3,643	3,546	3,534	0.15
Sandlot Baseball Borrower Co.		S + 5.75%	1.00%	10.05%	12/27/2028	65,833	64,816	64,848	2.66
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan		S + 5.75%	1.00%	10.05%	12/27/2028	30,935	30,483	30,483	1.25
							474,133	483,869	19.85
Media: Advertising, Printing & Publishing
Nottingham Forest	UK(9)(10)	N/A	N/A	12.94% PIK	7/15/2028	GBP 4,184	5,556	5,382	0.22
Sheffield United F.C.	UK(9)(10)	N/A	N/A	10.70%	7/22/2026	GBP 9,040	11,207	11,643	0.48
Southampton FC	UK(9)(10)	SO + 6.00%	0.00%	10.60%	9/20/2029	GBP 70,000	91,379	89,412	3.67
Southampton FC - Revolving Credit Facility	UK(9)(10)	SO + 6.00%	0.00%	10.60%	9/20/2029	GBP 10,000	13,054	12,773	0.52
							121,196	119,210	4.89
Media: Broadcasting & Subscription
E.W. Scripps	(10)	S + 2.68%	0.75%	7.00%	5/1/2026	32,849	31,860	32,638	1.34
E.W. Scripps	(10)	N/A	N/A	5.88%	7/15/2027	100	72	84	—
							31,932	32,722	1.34
Media: Diversified & Production
AVSC Holding Corporation		S + 5.00%	0.75%	9.32%	12/5/2031	58,717	57,596	57,596	2.36
AVSC Holding Corporation - Revolving Credit Facility	(11)	S + 5.00%	0.75%	9.32%	12/5/2029	503	385	385	0.02
Candle Media Co Ltd		S + 6.10%	0.75%	10.40% (Incl 3.00% PIK)	6/18/2027	45,533	45,157	43,067	1.77
Candle Media Co Ltd -Delayed Draw Term Loan		S + 6.10%	0.75%	10.40% (Incl 3.00% PIK)	6/18/2027	18,025	17,890	17,049	0.70
Townsquare Media Inc.		S + 5.00%	0.50%	9.32%	2/13/2030	50,000	47,554	46,625	1.91
Victra Finance Corp.		S + 4.25%	0.75%	8.57%	3/29/2029	12,344	12,344	12,290	0.50
							180,926	177,012	7.26

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Retail
Xponential Fitness LLC	(10)	S + 6.61%	1.00%	11.07%	8/1/2027	91,846	90,872	91,846	3.77
Services: Business
ASC Engineered Solutions		S + 5.00%	0.75%	9.29%	7/10/2031	49,875	49,411	49,427	2.03
BDO USA, P.C.		S + 5.00%	2.00%	9.32%	8/31/2028	65,488	64,533	64,562	2.65
Best Trash LLC		S + 5.00%	1.00%	9.30%	7/10/2031	52,237	51,637	51,651	2.12
Best Trash LLC - Delayed Draw Term Loan	(11)	S + 5.00%	1.00%	9.30%	7/10/2031	—	(81)	(81)	—
Best Trash LLC - Revolving Credit Facility	(11)	S + 5.00%	1.00%	9.30%	7/10/2031	190	120	120	—
Brock Holdings III, LLC		S + 6.00%	0.50%	10.30%	5/1/2030	24,875	24,436	24,709	1.01
Clarion Events Limited	UK(9)(10)	S + 5.73%	1.00%	9.38%	9/30/2027	52,494	52,079	52,319	2.15
DISA Holdings Corp.		S + 5.00%	0.75%	9.32%	9/9/2028	16,538	16,347	16,349	0.67
DISA Holdings Corp. - Delayed Draw Term Loan	(11)	S + 5.00%	0.75%	9.31%	9/9/2028	12,139	12,000	11,999	0.49
DISA Holdings Corp. - Revolving Credit Facility	(11)	S + 5.00%	0.75%	9.29%	9/9/2028	833	786	785	0.03
Ethos	(10)	S + 6.00%	1.00%	10.30%	12/30/2029	136,500	133,933	133,906	5.50
Four Winds Interactive LLC		S + 6.50%	0.75%	10.80%	2/20/2030	15,000	14,707	14,706	0.60
Four Winds Interactive LLC - Delayed Draw Term Loan	(11)	S + 6.50%	0.75%	10.80%	2/20/2030	—	(28)	(28)	—
Four Winds Interactive LLC - Revolving Credit Facility	(11)	S + 6.50%	0.75%	10.80%	2/20/2030	—	(38)	(38)	—
Legends Hospitality Holding Company		S + 5.50%	0.75%	9.83% (Incl 2.75% PIK)	8/22/2031	64,490	63,294	63,311	2.60
Legends Hospitality Holding Company - Delayed Draw Term Loan	(11)	S + 5.00%	0.75%	9.30%	8/22/2031	—	(31)	(31)	—
Legends Hospitality Holding Company - Revolving Credit Facility	(11)	S + 5.00%	0.75%	9.32%	8/22/2030	3,487	3,353	3,350	0.14
RPX Corporation		S + 5.25%	1.00%	9.56%	8/2/2030	68,533	67,606	67,618	2.77
RPX Corporation - Revolving Credit Facility	(11)	S + 5.25%	1.00%	9.57%	8/2/2030	—	(82)	(82)	—
SurveyMonkey Global Inc.		S + 5.75%	1.00%	10.05%	5/31/2030	125,611	124,030	124,515	5.11
SurveyMonkey Global Inc. - Revolving Credit Facility	(11)	S + 5.75%	1.00%	10.05%	5/31/2029	—	(162)	(114)	—
Townsend		S + 6.50%	1.50%	10.79%	8/1/2030	11,940	11,616	11,621	0.48
Townsend - Revolving Credit Facility	(11)	S + 6.50%	1.50%	10.80%	8/1/2029	—	(65)	(65)	—
Travelport Finance (Luxembourg) S.A.R.L	LU(9)(10)	S + 7.89%	1.00%	12.20% (Incl 2.20% PIK)	9/30/2028	56,430	56,133	50,727	2.08
USA Debusk LLC		S + 5.25%	0.75%	9.54%	4/30/2031	16,520	16,301	16,304	0.67
USA Debusk LLC - Delayed Draw Term Loan	(11)	S + 5.25%	0.75%	9.54%	4/30/2031	874	834	834	0.03
USA Debusk LLC - Revolving Credit Facility	(11)	S + 5.25%	0.75%	9.57%	4/30/2030	1,527	1,498	1,498	0.06
							764,167	759,872	31.19

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Consumer
Aviation Institute of Maintenance	(14)	S + 7.00%	1.50%	11.30%	5/3/2029	32,565	31,759	31,766	1.30
Aviation Institute of Maintenance - Delayed Draw Term Loan	(14)	S + 7.00%	1.50%	11.30%	5/3/2029	18,973	18,524	18,507	0.76
Cadogan Tate	(10)	S + 5.75%	0.00%	10.06%	11/7/2031	110,500	108,946	108,940	4.47
Cadogan Tate - Delayed Draw Term Loan	(10)(11)	S + 5.75%	0.00%	10.05%	10/31/2031	—	(396)	(394)	(0.02)
Cadogan Tate - Revolving Credit Facility	(10)(11)	S + 5.75%	0.00%	10.07%	11/7/2031	6,300	6,017	6,018	0.25
FEG, Inc.		S + 5.25%	1.00%	9.57%	5/10/2030	85,775	84,263	84,314	3.46
FEG, Inc. - Revolving Credit Facility	(11)	S + 5.25%	1.00%	9.55%	5/10/2030	—	(255)	(255)	(0.01)
Metropolis Technologies Inc.		S + 6.10%	1.00%	10.42%	5/16/2031	124,706	122,587	122,520	5.03
Sotheby's		N/A	N/A	7.38%	10/15/2027	17,260	15,002	16,723	0.69
Spartan College LLC		S + 7.00%	1.50%	11.30%	3/25/2031	33,277	32,281	32,282	1.33
Spartan College LLC - Delayed Draw Term Loan	(11)	S + 7.00%	1.50%	11.30%	3/25/2031	—	1	1	—
Vision Purchaser Corp.		S + 6.50%	1.00%	10.67%	6/10/2026	35,663	35,141	34,416	1.41
Vision Purchaser Corp. - Fourth Amended Term Loan		S + 6.50%	1.00%	10.67%	6/10/2026	4,179	3,957	4,033	0.17
Vision Purchaser Corp. - Incremental Term Loan		S + 6.50%	1.00%	10.67%	6/10/2026	2,478	2,466	2,392	0.10
							460,293	461,263	18.94
Telecommunications
Innovate Corp.	(10)	N/A	N/A	8.50%	2/1/2026	24,000	24,015	22,386	0.92
Ligado Networks LLC	(12)	N/A	N/A	15.50% PIK	11/1/2023	14,912	9,605	4,697	0.19
Ligado Networks LLC - DIP Roll-up		N/A	N/A	17.50% PIK	6/30/2025	1,505	1,505	1,340	0.06
Ligado Networks LLC - DIP Facility - Delayed Draw Term Loan	(11)	N/A	N/A	17.50% PIK	6/30/2025	1,490	1,490	1,298	0.05
Maxar Technologies Inc. - Revolving Credit Facility	(11)	S + 5.75%	1.00%	10.05%	5/3/2029	8,417	8,155	8,417	0.35
Maxar Technologies Inc.		S + 5.75%	1.00%	10.05%	5/3/2030	98,175	96,224	98,175	4.03
ViaSat, Inc.	(10)	S + 4.61%	0.50%	8.94%	5/30/2030	44,886	42,653	40,759	1.67
							183,647	177,072	7.27
Transportation: Cargo
Boasso Global - Delayed Draw Term Loan	(11)	S + 4.75%	0.75%	9.04%	7/1/2028	8,058	7,891	8,057	0.32
Boasso Global - Revolving Credit Facility	(11)	S + 4.75%	0.75%	9.05%	7/1/2026	—	(72)	(9)	—
Boasso Global		S + 4.75%	0.75%	9.04%	7/1/2028	58,194	57,000	58,079	2.38
Boasso Global - Delayed Draw Term Loan - Incremental	(11)	S + 4.75%	0.75%	9.05%	7/1/2028	—	(12)	12	—
							64,807	66,139	2.70

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Transportation: Consumer
Beacon Mobility Corp. - Delayed Draw Term Loan		S + 8.60%	0.00%	12.92% PIK	12/31/2025	1,430	1,425	1,427	0.06
Beacon Mobility Corp.		S + 8.60%	0.00%	12.92% PIK	12/31/2025	58,927	58,458	58,823	2.41
							59,883	60,250	2.47
Wholesale
DFS Holdings Company, Inc. - Delayed Draw Term Loan		S + 7.00%	1.00%	11.22%	1/31/2029	1,591	1,603	1,605	0.07
DFS Holdings Company, Inc.		S + 7.00%	1.00%	11.30%	1/31/2029	21,711	21,258	21,291	0.87
							22,861	22,896	0.94
Total First Lien Debt							4,789,077	4,787,592	196.53
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation		S + 7.54%	0.50%	11.86%	3/15/2030	24,706	24,214	23,347	0.96
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment		N/A	N/A	8.00%	2/1/2026	24,295	24,111	24,295	1.00
Services: Business
DISA Holdings Corp.		S + 8.50%	2.50%	12.82% (Incl 2.00% PIK)	3/9/2029	15,230	14,906	15,051	0.62
DISA Holdings Corp. - Delayed Draw Term Loan		S + 8.50%	2.50%	12.82% (Incl 2.00% PIK)	3/9/2029	2,856	2,797	2,822	0.12
Trace3 Inc.		S + 7.76%	0.50%	12.05%	10/8/2029	24,250	23,803	24,250	1.00
							41,506	42,123	1.74
Total Second Lien Debt							89,831	89,765	3.70
Subordinated Debt
Services: Business
Ethos - PIK Note	(10)	N/A	N/A	13.00% PIK	3/31/2030	1,033	1,024	1,023	0.04
Healthcare & Pharmaceuticals
Solvias AG - Holdco Note	CH(9)(10)	N/A	N/A	12.50% PIK	2/27/2033	CHF 253	274	279	0.01
Total Subordinated Debt							1,298	1,302	0.05

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Preferred Equity
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Preferred Stock				13.25% PIK	8/15/2033	—	121	123	0.01
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred				13.00% PIK		38	38,236	38,362	1.57
Retail
Xponential Fitness LLC - Series A Preferred Stock	(10)			6.50%	6/25/2029	—	261	174	0.01
Services: Consumer
Metropolis Technologies Inc. - Class A Preferred Stock				16.00% (Incl 11.00% PIK)	2/13/2034	19,184	19,044	19,009	0.78
Metropolis Technologies Inc. - Class B Preferred Stock				17.5% PIK	2/13/2034	6,950	6,712	6,696	0.27
Metropolis Technologies Inc. - Warrant					2/13/2034	4	189	48	—
							25,945	25,753	1.05
Total Preferred Equity							64,563	64,412	2.64
Total Investments - non-controlled/non-affiliated							$4,944,769	$4,943,071	202.92
Cash and Cash Equivalents
Cash and Cash Equivalents	(13)						$89,349	$89,349	3.67
Total Cash and Cash Equivalents							89,349	89,349	3.67
Total Portfolio Investments, Cash and Cash Equivalents							$5,034,118	$5,032,420	206.59

March 31, 2025
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	June 18, 2025	$25,288	GBP 19,478	$123	0.0%
Macquarie	July 31, 2025	GBP 1,064	$854	$520	0.0%
Macquarie	July 31, 2025	$105,726	GBP 80,000	$2,382	0.1%
Macquarie	July 31, 2025	$1,024	GBP 790	$3	0.0%
Macquarie	July 31, 2025	$1,251	GBP 988	$(25)	(0.0)%
Macquarie	July 15, 2027	$3,341	GBP 2,557	$58	0.0%
Macquarie	July 14, 2028	$4,655	GBP 3,578	$76	0.0%
Macquarie	June 30, 2025	$1,340	CAD 1,823	$67	0.0%
Macquarie	September 29, 2025	$1,315	CAD 1,786	$62	0.0%
Macquarie	December 31, 2025	$1,268	CAD 1,719	$55	0.0%
Macquarie	March 31, 2026	$1,268	CAD 1,718	$54	0.0%
Macquarie	June 30, 2026	$56,704	CAD 76,721	$2,295	0.1%
Macquarie	June 18, 2025	$40,852	EUR 37,240	$394	0.0%
Macquarie	May 27, 2025	$2,124	CHF 1,887	$(24)	(0.0)%
Macquarie	June 30, 2025	$372	CHF 329	$(4)	(0.0)%
Macquarie	August 27, 2025	$2,176	CHF 1,914	$(25)	(0.0)%
Macquarie	September 30, 2025	$380	CHF 333	$(4)	(0.0)%
Macquarie	November 28, 2025	$2,179	CHF 1,898	$(26)	(0.0)%
Macquarie	December 31, 2025	$383	CHF 333	$(4)	(0.0)%
Macquarie	February 27, 2026	$2,197	CHF 1,895	$(26)	(0.0)%
Macquarie	March 31, 2026	$379	CHF 325	$(4)	(0.0)%
Macquarie	May 27, 2026	$2,159	CHF 1,845	$(25)	(0.0)%
Macquarie	June 30, 2026	$386	CHF 329	$(4)	(0.0)%
Macquarie	August 27, 2026	$2,250	CHF 1,906	$(25)	(0.0)%
Macquarie	September 30, 2026	$394	CHF 333	$(4)	(0.0)%
Macquarie	November 27, 2026	$2,297	CHF 1,928	$(25)	(0.0)%
Macquarie	December 31, 2026	$398	CHF 333	$(4)	(0.0)%
Macquarie	February 26, 2027	$158,188	CHF 131,613	$(1,742)	(0.1)%
Macquarie	March 31, 2027	$12	CHF 10	$—	(0.0)%
Macquarie	June 30, 2027	$12	CHF 10	$—	(0.0)%
Macquarie	September 30, 2027	$12	CHF 10	$—	(0.0)%
Macquarie	December 31, 2027	$12	CHF 10	$—	(0.0)%
Macquarie	March 31, 2028	$12	CHF 10	$—	(0.0)%
Macquarie	June 30, 2028	$12	CHF 10	$—	(0.0)%
Macquarie	September 29, 2028	$12	CHF 10	$—	(0.0)%
Macquarie	December 29, 2028	$13	CHF 10	$—	(0.0)%
Macquarie	March 29, 2029	$417	CHF 323	$(5)	(0.0)%
				$4,113	0.1%

	Interest Rate Swaps as of March 31, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap	7.11%	SOFR + 3.117%	5/20/2030	$165,000	$1,912	$—	$2,771
Cash collateral				—	260	—	—
Total derivatives				$165,000	$2,172	$—	$2,771

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
(4)
All investments are pledged as collateral under the Company's Credit Facilities (as defined below) (see Note 7. Borrowings). A single investment may be divided into parts that are individually pledged as collateral to our credit facilities.
(5)
Variable rate loans to the portfolio companies are indexed to the Secured Overnight Financing Rate ("SOFR") (denoted as "S"), Euro Interbank Offered Rate (“EURIBOR”) (denoted as “E”), Swiss Average Rate Overnight (“SARON”) (denoted as “SA”), or Sterling Overnight Index Average (“SONIA”) (denoted as “SO”) and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025
(6)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2025.
(7)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(8)
Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIKs"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(9)
The portfolio company is domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different jurisdiction than the domicile of the portfolio company. Foreign countries include Luxembourg (denoted as “LU”), the United Kingdom (denoted as “UK”), Switzerland (denoted as “CH”), and Ireland (denoted as “IE”). Portfolio companies domiciled in a foreign country are not “qualifying assets” under Section 55(a) of the 1940 Act.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, qualifying assets represented approximately 80.0% of total assets as calculated in accordance with regulatory requirements.
(11)
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
(12)
Investment was on non-accrual status as of March 31, 2025, meaning that the Company has ceased recognizing interest income on these investments. As of March 31, 2025, debt investments on non-accrual status represented 0.2% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.
(13)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of March 31, 2025, $55,379 was held in FGTXX and had an average one year yield of 4.82%.
(14)
Portfolio company formerly known as Cotulla Acquisition Co.

March 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ALF Finance	Delayed Draw	9/10/2025	$17,000	$10
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(122)
AVSC Holding Corporation	Revolver	12/5/2029	5,780	(108)
Best Trash LLC	Delayed Draw	7/10/2026	16,250	(81)
Best Trash LLC	Revolver	7/10/2031	6,060	(68)
Boasso Global	Delayed Draw	4/28/2025	1,175	15
Boasso Global	Delayed Draw	4/28/2025	4,038	12
Boasso Global	Revolver	7/1/2026	6,250	(9)
Cadogan Tate	Delayed Draw	10/31/2026	59,500	(394)
Cadogan Tate	Revolver	10/31/2031	13,700	(193)
Carevet LLC	Delayed Draw	12/18/2025	19,800	(334)
Carevet LLC	Delayed Draw	6/18/2026	15,048	47
Carevet LLC	Revolver	6/18/2029	6,600	(56)
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	5/16/2025	22,325	26
Disa Holdings Corp.	Revolver	9/9/2028	3,333	(38)
Disa Holdings Corp.	Delayed Draw	3/1/2026	354	(1)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(244)
Faraday Buyer, LLC	Delayed Draw	11/17/2025	3,514	(16)
FEG, Inc.	Revolver	5/10/2030	15,000	(255)
Foundation Risk Partners	Delayed Draw	5/22/2026	2,149	—
Foundation Risk Partners	Delayed Draw	2/26/2027	11,694	(28)
Foundation Risk Partners	Revolver	10/29/2029	1,589	(8)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(18)
Four Winds Interactive LLC	Delayed Draw	2/20/2027	2,903	(28)
Four Winds Interactive LLC	Revolver	2/20/2030	1,935	(38)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Great Day Improvements LLC	Revolver	6/13/2030	10,500	(182)
Highgate Hotels, L.P.	Revolver	11/3/2029	7,750	—
Hotel Equities Group, LLC	Revolver	1/22/2029	10,000	(153)
Inframark	Delayed Draw	7/31/2026	3,248	(13)
K1 Speed Inc.	Delayed Draw	1/2/2026	2,429	(44)
Learnosity	Revolver	1/15/2031	7,500	(91)
Legends Hospitality	Delayed Draw	8/22/2026	3,750	(31)
Legends Hospitality	Revolver	8/22/2030	4,013	(73)
Ligado Networks LLC	Delayed Draw	6/30/2025	252	(28)

March 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Maxar Technologies Inc.	Revolver	5/3/2029	7,088	—
Natural Partners, Inc.	Revolver	3/15/2028	6,563	(66)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(51)
PetVet Care Centers	Delayed Draw	11/15/2025	6,981	(358)
PetVet Care Centers	Revolver	11/15/2029	6,981	(428)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2026	25,253	(141)
Red Fox CD Acquisition Corp.	Delayed Draw	11/30/2025	1,455	(24)
RPX Corporation	Revolver	8/2/2030	6,122	(82)
Sky Merger Sub, LLC	Delayed Draw	5/28/2026	12,500	52
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(520)
Solvias AG	Revolver	2/27/2030	20,355	(500)
Spartan College LLC	Delayed Draw	9/25/2026	13,702	1
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(114)
Systems Planning and Analysis, Inc.	Delayed Draw	2/16/2026	4,000	(2)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	5,288	(43)
Townsend	Revolver	8/1/2030	2,500	(65)
Trillium FlowControl	Delayed Draw	6/20/2026	3,667	(24)
Trillium FlowControl	Revolver	12/20/2029	3,000	(21)
USA Debusk LLC	Delayed Draw	4/30/2026	5,229	(29)
USA Debusk LLC	Revolver	4/30/2030	763	(10)
Valeron Group, LLC	Delayed Draw	5/30/2025	20,000	4
Total Unfunded Commitments			$515,995	$(4,965)

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

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Business
ASC Engineered Solutions		S + 5.00%	0.75%	9.59%	7/10/2031	50,000	49,511	49,534	2.06
AVSC Holding Corporation		S + 5.00%	0.75%	9.36%	12/5/2031	58,717	57,546	57,555	2.40
AVSC Holding Corporation - Revolving Credit Facility	(12)	S + 5.00%	0.75%	9.33%	12/5/2029	—	(124)	(124)	(0.01)
BDO USA, P.C.		S + 5.00%	2.00%	9.52%	8/31/2028	65,654	64,615	64,661	2.69
Best Trash LLC		S + 5.00%	1.00%	9.33%	7/10/2031	52,369	51,732	51,758	2.14
Best Trash LLC - Delayed Draw Term Loan	(12)	S + 5.00%	1.00%	9.31%	7/10/2031	—	(89)	(88)	—
Best Trash LLC - Revolving Credit Facility	(12)	S + 5.00%	1.00%	9.33%	7/10/2031	190	117	117	—
Brock Holdings III, LLC		S + 6.00%	0.50%	10.33%	5/1/2030	24,937	24,473	25,021	1.03
Clarion Events Limited	UK(10)(11)	S + 5.73%	1.00%	9.38%	9/30/2027	52,494	52,029	52,641	2.19
DISA Holdings Corp.		S + 5.00%	0.75%	9.50%	9/9/2028	16,580	16,371	16,376	0.68
DISA Holdings Corp. - Delayed Draw Term Loan	(12)	S + 5.00%	0.75%	9.40%	9/9/2028	1,434	1,364	1,364	0.06
DISA Holdings Corp. - Revolving Credit Facility	(12)	S + 5.00%	0.75%	9.31%	9/9/2028	—	(51)	(51)	—
Ethos	(11)	S + 6.00%	1.00%	10.32%	12/30/2029	136,500	133,774	133,770	5.57
Legends Hospitality Holding Company		S + 5.50%	0.75%	10.02% (Incl 2.75% PIK)	8/22/2031	64,198	62,955	62,979	2.62
Legends Hospitality Holding Company - Delayed Draw Term Loan	(12)	S + 5.00%	0.75%	9.31%	8/22/2031	—	(34)	(34)	—
Legends Hospitality Holding Company - Revolving Credit Facility	(12)	S + 5.00%	0.75%	9.45%	8/22/2031	750	608	608	0.03
RPX Corporation		S + 5.50%	1.00%	10.02%	8/2/2030	68,705	67,717	67,746	2.82
RPX Corporation	(12)	S + 5.50%	1.00%	9.83%	8/2/2030	—	(85)	(85)	—
SurveyMonkey Global Inc.	(15)	S + 5.75%	1.00%	10.08%	5/31/2030	125,927	124,248	124,777	5.19
SurveyMonkey Global Inc. - Revolving Credit Facility	(12)(15)	S + 5.75%	1.00%	10.06%	5/31/2029	—	(177)	(120)	—
Townsend		S + 6.50%	1.50%	11.09%	8/1/2030	11,970	11,625	11,636	0.48
Townsend - Revolving Credit Facility	(12)	S + 6.50%	1.50%	10.81%	8/1/2029	—	(71)	(69)	—
Travelport Finance (Luxembourg) S.A.R.L	LU(10)(11)	S + 8.26%	1.00%	12.85% (Incl 5.85% PIK)	9/30/2028	55,615	55,283	51,890	2.16
USA Debusk LLC		S + 5.25%	0.75%	9.61%	4/30/2031	16,562	16,329	16,337	0.67
USA Debusk LLC - Delayed Draw Term Loan	(12)	S + 5.25%	0.75%	9.89%	4/30/2031	687	644	645	0.03
USA Debusk LLC - Revolving Credit Facility	(12)	S + 5.25%	0.75%	9.61%	4/30/2030	687	656	656	0.03
							790,966	789,500	32.84
Services: Consumer
Cadogan Tate	(11)	S + 5.75%	0.00%	10.27%	10/31/2031	110,500	108,860	108,882	4.53
FEG, Inc.		S + 5.25%	1.00%	9.61%	5/10/2030	85,775	84,177	84,244	3.51
FEG, Inc. - Revolving Credit Facility	(12)	S + 5.25%	1.00%	9.56%	5/10/2030	—	(268)	(268)	(0.01)
Metropolis Technologies Inc.		S + 6.10%	1.00%	10.46%	5/16/2031	125,020	122,788	122,741	5.11
Sotheby's		N/A	N/A	7.38%	10/15/2027	17,260	14,818	17,064	0.71
Vision Purchaser Corp.		S + 6.50%	1.00%	10.75%	6/10/2026	35,616	34,982	35,326	1.46
Vision Purchaser Corp. - Fourth Amended Term Loan		S + 6.50%	1.00%	10.75%	6/10/2026	4,190	3,926	4,156	0.17
Vision Purchaser Corp. - Incremental Term Loan		S + 6.50%	1.00%	10.75%	6/10/2026	2,473	2,457	2,452	0.10
							371,740	374,597	15.58

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

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation		S + 7.54%	0.50%	11.89%	3/15/2030	24,706	24,186	23,316	0.97
Hotel, Gaming & Leisure
Mohegan Gaming & Entertainment		N/A	N/A	8.00%	2/1/2026	24,295	24,038	24,150	1.01
Services: Business
DISA Holdings Corp.		S + 8.50%	2.50%	12.99% (Incl 2.00% PIK)	3/9/2029	15,153	14,810	14,963	0.62
DISA Holdings Corp. - Delayed Draw Term Loan		S + 8.50%	2.50%	12.99% (Incl 2.00% PIK)	3/9/2029	2,841	2,779	2,806	0.12
Trace3 Inc.		S + 7.76%	0.50%	12.42%	10/8/2029	24,250	23,776	24,250	1.01
							41,365	42,019	1.75
Total Second Lien Debt							89,589	89,485	3.73%
Subordinated Debt
Services: Business
Ethos - PIK Note	(9)(11)	N/A	N/A	13.00% PIK	3/31/2030	1,000	990	990	0.04
Total Subordinated Debt							990	990	0.04%
Preferred Equity
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Preferred Stock				13.25% PIK	8/15/2033	—	117	118	—
Consumer goods: Non-durable
Protective Industrial Products Inc. - Series A Preferred				13.00% PIK		37	37,027	37,155	1.55
Retail
Xponential Fitness LLC - Series A Preferred Stock	(11)			6.50%	6/25/2029	—	267	189	0.01
Services: Consumer
Metropolis Technologies Inc. - Class A Preferred Stock				16.00% (Incl 11.00% PIK)	2/13/2034	19,184	19,073	19,004	0.79
Metropolis Technologies Inc. - Class B Preferred Stock				17.5% PIK	2/13/2034	6,950	6,724	6,689	0.29
Metropolis Technologies Inc. - Warrant					2/13/2034	4	189	79	—
							25,986	25,772	1.08
Total Preferred Equity							63,397	63,234	2.64%
Total Investments - non-controlled/non-affiliated							$4,534,957	$4,529,064	188.53%
Cash and Cash Equivalents
Cash and Cash Equivalents	(14)						$109,302	$109,302	4.54
Total Cash and Cash Equivalents							109,302	109,302	4.54%
Total Portfolio Investments, Cash and Cash Equivalents							$4,644,259	$4,638,366	193.07%

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2024

(in thousands, except shares)

December 31, 2024
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	March 19, 2025	$25,407	GBP 20,029	$338	0.0%
Macquarie	July 14, 2028	$4,655	GBP 3,578	$176	0.0%
Macquarie	July 15, 2027	$3,341	GBP 2,557	$146	0.0%
Macquarie	July 31, 2025	$105,726	GBP 80,000	$5,598	0.2%
Macquarie	July 31, 2025	$1,024	GBP 790	$36	0.0%
Macquarie	July 31, 2025	$1,251	GBP 988	$16	0.0%
Macquarie	March 31, 2025	$1,354	CAD 1,845	$67	0.0%
Macquarie	March 31, 2026	$1,268	CAD 1,718	$52	0.0%
Macquarie	June 30, 2025	$1,340	CAD 1,823	$63	0.0%
Macquarie	June 30, 2026	$56,704	CAD 76,721	$2,224	0.1%
Macquarie	September 29, 2025	$1,315	CAD 1,786	$60	0.0%
Macquarie	December 31, 2025	$1,268	CAD 1,719	$54	0.0%
Macquarie	March 19, 2025	$39,318	EUR 37,240	$611	0.0%
				$9,441	0.4%

	Interest Rate Swaps as of December 31, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap	7.11%	SOFR + 3.117%	5/20/2030	$165,000	$(859)	$—	$(859)
Cash collateral				—	410	—	—
Total derivatives				$165,000	$(449)	$—	$(859)

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
(4)
All debt investments are pledged as collateral under the Company's credit facilities. As defined below (see Note 7. Borrowings), credit facilities, a single investment may be divided into parts that are individually pledged as collateral to our credit facilities.
(5)
Variable rate loans to the portfolio companies are indexed to the Secured Overnight Financing Rate (“SOFR”) (denoted as “S”), Euro Interbank Offered Rate (“EURIBOR”) (denoted as “E”), or Sterling Overnight Index Average (“SONIA”) (denoted as “SO”) and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024
(6)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2024.
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

(15)
Portfolio company formerly known as Momentive Global.

December 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ALF Finance	Delayed Draw	12/10/2029	$29,000	$3
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(127)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(124)
Best Trash LLC	Delayed Draw	7/10/2031	16,250	(88)
Best Trash LLC	Revolver	7/10/2031	6,060	(71)
Boasso Global	Delayed Draw	7/1/2028	1,175	15
Boasso Global	Delayed Draw	7/1/2028	4,038	12
Boasso Global	Revolver	7/1/2026	6,250	(11)
Cadogan Tate	Delayed Draw	10/31/2031	59,500	(425)
Cadogan Tate	Revolver	10/31/2031	18,700	(274)
Carevet LLC	Delayed Draw	6/18/2029	19,800	(354)
Carevet LLC	Delayed Draw	6/18/2029	33,000	71
Carevet LLC	Revolver	6/18/2029	6,600	(59)
Confluent Holdings LLC	Delayed Draw	3/28/2029	4,318	20
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	8/29/2029	26,094	15
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(17)
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(51)
Disa Holdings Corp.	Delayed Draw	9/9/2028	11,063	(53)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(257)
Faraday Buyer, LLC	Delayed Draw	10/10/2028	3,514	(19)
FEG, Inc.	Revolver	5/10/2030	15,000	(268)
Foundation Risk Partners	Delayed Draw	10/29/2030	4,898	13
Foundation Risk Partners	Revolver	10/29/2029	1,589	(4)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(8)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(254)
Highgate Hotels, L.P.	Revolver	11/3/2029	12,500	—
Hotel Equities Group, LLC	Revolver	1/22/2029	10,000	(162)
Inframark	Delayed Draw	7/31/2031	3,364	(15)
K1 Speed Inc.	Delayed Draw	1/2/2029	3,643	(70)

December 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Legends Hospitality	Delayed Draw	8/22/2031	3,750	(34)
Legends Hospitality	Revolver	8/22/2031	6,750	(128)
Maxar Technologies Inc.	Revolver	5/3/2029	8,417	-
Natural Partners, Inc.	Revolver	11/29/2027	6,563	(122)
Neptune Platform Buyer, LLC	Delayed Draw	1/19/2031	1,544	(8)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(54)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	61
PetVet Care Centers	Revolver	11/15/2029	6,981	(66)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2030	25,253	(156)
Red Fox CD Acquisition Corp.	Delayed Draw	3/4/2030	7,364	(127)
RPX Corporation	Revolver	8/2/2030	6,122	(85)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	13,800	56
Sky Merger Sub, LLC	Delayed Draw	5/28/2029	12,500	37
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(551)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(120)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	42,286	(59)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	5,827	(52)
TIC Bidco LTD	Delayed Draw	6/16/2031	1,577	(9)
Townsend	Revolver	8/1/2029	2,500	(69)
Trillium FlowControl	Delayed Draw	12/20/2029	3,667	(27)
Trillium FlowControl	Revolver	12/20/2029	3,000	(22)
USA Debusk LLC	Delayed Draw	4/30/2031	5,420	(33)
USA Debusk LLC	Revolver	4/30/2030	1,603	(21)
Total Unfunded Commitments			$574,819	$(4,151)

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

In connection with the Private Offering, the Company delivered a private placement memorandum to shareholders in which it provided that the term of the Company would commence on the Initial Closing Date and end upon the fifth anniversary of the Initial Closing Date, subject to a one-year extension (the “Term”). The Company also provided that, on or before the conclusion of the Term, the Board would seek a liquidity event or determine to remain a privately offered business development company indefinitely. On March 4, 2025, upon the recommendation of the Company’s management, the Board determined that it would be in the best interest of the Company and its shareholders to remain a privately offered BDC.

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

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both March 31, 2025 and December 31, 2024. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the three months ended March 31, 2025, the Company did not incur any interest or penalties.

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

The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2025 and 2024:

		For the Three Months Ended March 31,
Related Party	Source Agreement & Description	2025	2024
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$8,966	$4,561
Adviser	Advisory Agreement - income based incentive fee	11,432	6,120
Adviser	Advisory Agreement - board of directors' fees	78	78
Adviser	Advisory Agreement - capital gains incentive fee	(443)	1,071
Administrator	Administration Agreement - administration expense	1,075	1,708

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$4,789,077	$4,787,592	96.86%	$4,380,981	$4,375,355	96.61%
Second lien debt	89,831	89,765	1.82	89,589	89,485	1.98
Subordinated debt	1,298	1,302	0.03	990	990	0.02
Equity and Other Investments	64,563	64,412	1.29	63,397	63,234	1.39
Total investments	$4,944,769	$4,943,071	100.00%	$4,534,957	$4,529,064	100.00%

The industry composition of investments at fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
Aerospace & Defense	5.20%	4.72%
Automotive	—	0.24
Banking, Finance, Insurance & Real Estate	5.96	6.82
Beverage, Food & Tobacco	0.40	0.46
Capital Equipment	2.81	3.23
Chemicals, Plastics & Rubber	1.36	1.50
Construction & Building	7.30	7.77
Consumer Goods: Durable	—	1.98
Consumer Goods: Non-durable	6.87	6.90
Containers, Packaging & Glass	1.70	1.72
Energy: Oil & Gas	0.04	0.05
Environmental Industries	0.37	0.40
Healthcare & Pharmaceuticals	9.76	6.53
High Tech Industries	6.74	4.66
Hotel, Gaming & Leisure	10.28	10.73
Media: Advertising, Printing & Publishing	2.41	2.60
Media: Broadcasting & Subscription	0.66	0.49
Media: Diversified & Production	3.58	1.68
Retail	1.86	1.92
Services: Business	16.25	18.38
Services: Consumer	9.85	8.84
Sovereign & Public Finance	3.58	1.11
Telecommunications	1.34	4.02
Transportation: Cargo	1.22	1.46
Transportation: Consumer	0.46	1.29
Wholesale	—	0.50
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,408,964	$4,411,662	89.25%	181.11%
Luxembourg	74,103	68,710	1.39	2.82
United Kingdom	227,356	226,043	4.57	9.28
Switzerland	142,883	145,364	2.94	5.97
Ireland	91,463	91,292	1.85	3.75
Total	$4,944,769	$4,943,071	100.00%	202.93%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,204,937	$4,209,632	92.95%	175.26%
Luxembourg	73,272	69,901	1.54	2.91
United Kingdom	256,748	249,531	5.51	10.39
Total	$4,534,957	$4,529,064	100.00%	188.56%

As of both March 31, 2025 and December 31, 2024, one investment in the portfolio was on non-accrual status.

As of March 31, 2025, on a fair value basis, approximately 97.6% of our performing debt investments bore interest at a floating rate and approximately 2.4% of our performing debt investments bore interest at a fixed rate.

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

The following tables present the open foreign currency forward contracts as of March 31, 2025 and December 31, 2024:

March 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	June 18, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 19,478	$25,288	$25,166	$122
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP (1,064)	$(854)	$(1,375)	$521
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 80,000	$105,726	$103,344	$2,382
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 790	$1,024	$1,021	$3
GBP	July 31, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 988	$1,251	$1,276	$(25)

March 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	July 15, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 2,557	$3,341	$3,282	$59
GBP	July 14, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,578	$4,655	$4,579	$76
CAD	June 30, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,823	$1,340	$1,273	$67
CAD	September 29, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,786	$1,315	$1,253	$62
CAD	December 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,719	$1,267	$1,211	$56
CAD	March 31, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,718	$1,268	$1,214	$54
CAD	June 30, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 76,721	$56,704	$54,409	$2,295
EUR	June 18, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 37,240	$40,852	$40,458	$394
CHF	May 27, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,887	$2,124	$2,147	$(23)
CHF	June 30, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 329	$372	$376	$(4)
CHF	August 27, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,914	$2,176	$2,201	$(25)
CHF	September 30, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$380	$384	$(4)
CHF	November 28, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,898	$2,179	$2,205	$(26)
CHF	December 31, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$383	$388	$(5)
CHF	February 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,895	$2,197	$2,223	$(26)
CHF	March 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 325	$379	$383	$(4)
CHF	May 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,845	$2,159	$2,183	$(24)
CHF	June 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 329	$386	$391	$(5)
CHF	August 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,906	$2,250	$2,275	$(25)
CHF	September 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$394	$399	$(5)

March 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CHF	November 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,928	$2,297	$2,322	$(25)
CHF	December 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$398	$402	$(4)
CHF	February 26, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 131,613	$158,188	$159,931	$(1,743)
CHF	March 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$12	$—
CHF	June 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$12	$—
CHF	September 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$12	$—
CHF	December 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$12	$—
CHF	March 31, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$12	$—
CHF	June 30, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$12	$—
CHF	September 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	December 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$13	$13	$—
CHF	March 29, 2029	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 323	$417	$421	$(4)
Total					$419,953	$415,840	$4,113

December 31, 2024
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	March 19, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 20,029	$25,407	$25,068	$338
GBP	July 14, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,578	$4,655	$4,479	$176
GBP	July 15, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 2,557	$3,341	$3,195	$146
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 80,000	$105,726	$100,128	$5,598
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 790	$1,024	$988	$36
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 988	$1,251	$1,235	$16
CAD	March 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,845	$1,354	$1,287	$67
CAD	March 31, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,718	$1,268	$1,216	$52
CAD	June 30, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,823	$1,340	$1,276	$63
CAD	June 30, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 76,721	$56,704	$54,480	$2,224
CAD	September 29, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,786	$1,315	$1,255	$60
CAD	December 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,719	$1,268	$1,213	$54
EUR	March 19, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 37,240	$39,318	$38,707	$611
Total					$243,971	$234,527	$9,441

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the three months ended March 31, 2025 and 2024.

		For the Three Months Ended March 31,
	Statement of Operations Location	2025	2024
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(1,868)	$1,031
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(5,328)	947
Net realized and unrealized gains on foreign currency forward contracts		$(7,196)	$1,978

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

The following table presents the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of March 31, 2025 and December 31, 2024:

As of	Counterparty	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Assets Presented in the Statement of Financial Position	Collateral Received (1)	Net position of Derivative Assets and Collateral Received
March 31, 2025	Macquarie	$6,091	$(1,978)	$4,113	$—	$4,113

As of	Counterparty	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Liabilities Presented in the Statement of Financial Position	Collateral Pledged (1)	Net position of Derivative Liabilities and Pledged Collateral
March 31, 2025	Macquarie	$(1,978)	$1,978	$—	$—	$—

As of	Counterparty	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Assets Presented in the Statement of Financial Position	Collateral Pledged (1)	Net position of Derivative Assets and Collateral Received
December 31, 2024	Macquarie	$9,441	$—	$9,441	$—	$9,441
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

The Company may also enter into interest rate swap transactions from time to time to hedge fixed rate debt obligations to align with our predominantly floating rate portfolio. In connection with the offering of the Series F Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which predominately consists of floating rate loans. The notional amount of the interest rate swap was $165 million maturing on May 20, 2030, which aligns with the Series F Notes. The Company shall receive fixed rate interest semi-annually at 7.11%, and pay variable rate interest semi-annually based on 3-month SOFR plus 3.117%. The Company made $0.2 million in net periodic payments for the three months ended March 31, 2025. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2025 the interest rate swap had a change in fair value of $2.8 million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the Series F Notes. For the three months ended March 31, 2025 and 2024, the Company recognized no net change in realized or unrealized gains or losses on interest rate swaps not designated as hedging instruments in the Consolidated Statements of Operations.

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of March 31, 2025 and December 31, 2024, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$627,117	$4,160,475	$4,787,592
Second lien debt	—	47,642	42,123	89,765
Subordinated debt	—	—	1,302	1,302
Equity and Other Investments	—	—	64,412	64,412
Cash and cash equivalents	89,349	—	—	89,349
Total Portfolio Investments, Cash and Cash Equivalents	$89,349	$674,759	$4,268,312	$5,032,420
Percentage of total	1.77%	13.41%	84.82%	100.00%
Interest rate swaps	$—	$1,912	$—	$1,912
Foreign currency forward contracts	$—	$4,113	$—	$4,113

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$720,868	$3,654,487	$4,375,355
Second lien debt	—	47,466	42,019	89,485
Subordinated debt	—	—	990	990
Equity and Other Investments	—	—	63,234	63,234
Cash and cash equivalents	109,302	—	—	109,302
Total Portfolio Investments, Cash and Cash Equivalents	$109,302	$768,334	$3,760,730	$4,638,366
Percentage of total	2.36%	16.55%	81.08%	100.00%
Interest rate swaps	$—	$(859)		$(859)
Foreign currency forward contracts	$—	$9,441	$—	$9,441

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$3,654,487	$42,019	$990	$63,234	$3,760,730
Purchase of investments (including PIK)	507,557	92	307	1,208	509,164
Proceeds from principal repayments and sales of investments	(63,307)	—	—	—	(63,307)
Amortization of premium/accretion of discount, net	4,730	49	1	(42)	4,738
Net realized gain (loss) on investments	808	—	—	—	808
Net change in unrealized appreciation (depreciation) on investments	3,283	(37)	4	12	3,262
Transfers to Level 3 (1)	52,917	—	—	—	52,917
Fair value, end of period	$4,160,475	$42,123	$1,302	$64,412	$4,268,312
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2025	$3,470	$(37)	$—	$11	$3,444
(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the three months ended March 31, 2025, three investments were transferred from Level 2 to Level 3, as valuation coverage on level 2 investments decreased to less than two independent pricing services. For the three months ended March 31, 2025, there were no investments were transferred from Level 3 to Level 2.

	For the Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$1,200,165	$130,876	$27,892	$1,358,933
Purchase of investments (including PIK)	381,680	94	1,054	382,828
Proceeds from principal repayments and sales of investments	(104,610)	—	—	(104,610)
Amortization of premium/accretion of discount, net	2,345	130	(3)	2,472
Net realized gain (loss) on investments	2,955	—	—	2,955
Net change in unrealized appreciation (depreciation) on investments	2,712	449	(366)	2,795
Transfers out of Level 3 (1)	—	44,794	—	44,794
Fair value, end of period	$1,485,247	$176,343	$28,577	$1,690,167
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2024	$3,472	$449	$(366)	$3,555
(1)
Transfers are done at the value of the investment at the beginning of the period. For the three months ended March 31, 2024, one investment was transferred from Level 2 to Level 3, as valuation coverage decreased to less than two independent pricing services. For the three months ended March 31, 2024, there were no investments transferred from Level 3 to Level 2, as valuation coverage on level 2 investments did not increase to more than one independent pricing services.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$4,039,838	Market Yield Analysis	Market Yield Discount Rates	6.43%	16.72%	10.09%
	66,957	Recent Transaction	Transaction Price	97.01	100.00	97.48
	4,106,795
Second lien debt	42,122	Market Yield Analysis	Market Yield Discount Rates	10.54%	13.45%	11.85%
Subordinated debt	1,023	Market Yield Analysis	Market Yield Discount Rates	13.42%	14.42%	13.92%
Preferred equity	64,363	Market Yield Analysis	Market Yield Discount Rates	10.06%	20.23%	15.49%
		Black-Scholes	Volatility	38.28%	38.28%	38.28%
Warrants	48	Black-Scholes	Volatility	29.29%	29.29%	29.29%
Total	$4,214,351

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$3,396,459	Market Yield Analysis	Market Yield Discount Rates	7.72%	16.69%	10.62%
	242,563	Recent Transaction	Transaction Price	98.00	99.25	98.18
	3,639,022
Second lien debt	42,019	Market Yield Analysis	Market Yield Discount Rates	10.45%	13.82%	11.95%
Subordinated debt	990	Recent Transaction	Transaction Price	99.00	99.00	99.00
Preferred equity	63,155	Market Yield Analysis	Market Yield Discount Rates	9.33%	9.33%	15.54%
		Black-Scholes	Volatility	34.20%	34.20%	34.20%
Warrants	79	Black-Scholes	Volatility	29.13%	29.13%	29.13%
Total	$3,745,265
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of March 31, 2025 and December 31, 2024, the Company had investments of this nature measured at fair value totaling $54.0 million and $15.5 million, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s variable interest Credit Facilities, which would be categorized as Level 3 within the fair value hierarchy, as of both March 31, 2025 and December 31, 2024, respectively, approximates their carrying value. The fair value of the Company's Series A Notes, Series C Notes, and Series F Notes (see Note 7. Borrowings) is based on vendor pricing received by the Company, which is considered a Level 3 input.

The following table presents the fair value of the Company’s Series A Notes, Series C Notes, and Series F Notes as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Outstanding Principal	Fair Value
Series A Notes	$69,000	$69,431
Series C Notes	116,000	117,160
Series F Notes	165,000	166,856
Total	$350,000	$353,447

	December 31, 2024
	Outstanding Principal	Fair Value
Series A Notes	$69,000	$68,914
Series C Notes	116,000	115,420
Series F Notes	165,000	164,175
Total	$350,000	$348,509

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

The Company’s outstanding debt obligations as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$550,000	$544,033	$—	4/8/2029
SPV II facility	595,000	584,000	578,707	11,000	8/15/2028
Collateralized loan obligations	390,000	390,000	386,775	—	10/15/2035
Revolving credit facility	450,000	450,000	445,008	—	11/19/2029
Loan repurchase obligations	30,000	30,000	30,000	—	6/10/2025
Series A Notes	69,000	69,000	68,211	—	8/7/2027
Series B Notes	75,000	75,000	73,528	—	8/7/2027
Series C Notes	116,000	116,000	115,142	—	8/7/2029
Series D Notes	75,000	75,000	74,048	—	8/7/2029
Series E Notes	50,000	50,000	49,393	—	5/20/2028
Series F Notes	165,000	165,000	164,826	—	5/20/2030
Series G Notes	50,000	50,000	49,368	—	5/20/2030
Total	$2,615,000	$2,604,000	$2,579,039	$11,000

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$503,000	$496,667	$47,000	4/8/2029
SPV II facility	595,000	537,000	531,322	58,000	8/15/2028
Collateralized loan obligations	390,000	390,000	386,697	—	10/15/2035
Revolving credit facility	450,000	150,000	144,890	300,000	11/19/2029
Loan repurchase obligations	52,043	52,043	52,043	—	2/21/2025
Series A Notes	69,000	69,000	68,128	—	8/7/2027
Series B Notes	75,000	75,000	74,052	—	8/7/2027
Series C Notes	116,000	116,000	114,444	—	8/7/2029
Series D Notes	75,000	75,000	73,994	—	8/7/2029
Series E Notes	50,000	50,000	49,356	—	5/20/2028
Series F Notes	165,000	165,000	161,978	—	5/20/2030
Series G Notes	50,000	50,000	49,344	—	5/20/2030
Total	$2,637,043	$2,232,043	$2,202,915	$405,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs, in addition to the fair value of any interest rate swap designated as a fair value hedge.
(2)
The unused portion is the amount upon which commitment fees are based, if any.

The components of interest expense for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Stated interest expense	42,189	$27,477
Unused/undrawn fees	135	214
Administration fees	354	306
Amortization of deferred financing costs	1,396	835
Interest rate swap	157	—
Total interest expense	$44,231	$28,832
Average borrowings	$2,427,873	$1,353,025

Weighted average interest rate (1)	7.13%	8.28%
Amortization of financing costs	0.23%	0.25%
Total borrowing costs	7.36%	8.53%

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

As of both March 31, 2025 and December 31, 2024, respectively, the Company was in compliance with all covenants associated with the SPV I Facility.

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

As of both March 31, 2025 and December 31, 2024, respectively, the Company was in compliance with all covenants associated with the SPV II Facility.

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

As of March 31, 2025, the Company had outstanding Repurchase Obligations of $30.0 million associated with repurchase agreements that were entered into on March 12, 2025. Such Repurchase Obligations are collateralized by a portion of the Company’s term loan holdings in Ethos. Interest under these Repurchase Obligations is calculated at the inception of each repurchase agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 3.50%. As of March 31, 2025, the remaining contractual maturity of the sole repurchase agreement was 71 days.

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

In connection with the offering of the Series F Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which predominately consists of floating rate loans. The notional amount of the interest rate swap was $165 million maturing on May 20, 2030, which aligns with the Series F Notes. The Company shall receive fixed rate interest semi-annually at 7.11%, and pay variable rate interest semi-annually based on 3-month SOFR plus 3.117%. The Company made $0.2 million in net periodic payments for the three months ended March 31, 2025. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of March 31, 2025, the effective hedge interest rate swap had a fair value of $1.9 million, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the Series F Notes.

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

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of March 31, 2025 and December 31, 2024, the Company’s unfunded commitments consisted of the following:

March 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ALF Finance	Delayed Draw	9/10/2025	$17,000	$10
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(122)
AVSC Holding Corporation	Revolver	12/5/2029	5,780	(108)
Best Trash LLC	Delayed Draw	7/10/2026	16,250	(81)
Best Trash LLC	Revolver	7/10/2031	6,060	(68)
Boasso Global	Delayed Draw	4/28/2025	1,175	15
Boasso Global	Delayed Draw	4/28/2025	4,038	12
Boasso Global	Revolver	7/1/2026	6,250	(9)
Cadogan Tate	Delayed Draw	10/31/2026	59,500	(394)
Cadogan Tate	Revolver	10/31/2031	13,700	(193)
Carevet LLC	Delayed Draw	12/18/2025	19,800	(334)
Carevet LLC	Delayed Draw	6/18/2026	15,048	47
Carevet LLC	Revolver	6/18/2029	6,600	(56)
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	5/16/2025	22,325	26
Disa Holdings Corp.	Revolver	9/9/2028	3,333	(38)
Disa Holdings Corp.	Delayed Draw	3/1/2026	354	(1)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(244)
Faraday Buyer, LLC	Delayed Draw	11/17/2025	3,514	(16)
FEG, Inc.	Revolver	5/10/2030	15,000	(255)
Foundation Risk Partners	Delayed Draw	5/22/2026	2,149	—
Foundation Risk Partners	Delayed Draw	2/26/2027	11,694	(28)
Foundation Risk Partners	Revolver	10/29/2029	1,589	(8)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(18)
Four Winds Interactive LLC	Delayed Draw	2/20/2027	2,903	(28)
Four Winds Interactive LLC	Revolver	2/20/2030	1,935	(38)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Great Day Improvements LLC	Revolver	6/13/2030	10,500	(182)
Highgate Hotels, L.P.	Revolver	11/3/2029	7,750	—
Hotel Equities Group, LLC	Revolver	1/22/2029	10,000	(153)
Inframark	Delayed Draw	7/31/2026	3,248	(13)
K1 Speed Inc.	Delayed Draw	1/2/2026	2,429	(44)
Learnosity	Revolver	1/15/2031	7,500	(91)
Legends Hospitality	Delayed Draw	8/22/2026	3,750	(31)
Legends Hospitality	Revolver	8/22/2030	4,013	(73)
Ligado Networks LLC	Delayed Draw	6/30/2025	252	(28)
Maxar Technologies Inc.	Revolver	5/3/2029	7,088	—
Natural Partners, Inc.	Revolver	3/15/2028	6,563	(66)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(51)
PetVet Care Centers	Delayed Draw	11/15/2025	6,981	(358)
PetVet Care Centers	Revolver	11/15/2029	6,981	(428)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2026	25,253	(141)
Red Fox CD Acquisition Corp.	Delayed Draw	11/30/2025	1,455	(24)
RPX Corporation	Revolver	8/2/2030	6,122	(82)
Sky Merger Sub, LLC	Delayed Draw	5/28/2026	12,500	52
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(520)
Solvias AG	Revolver	2/27/2030	20,355	(500)
Spartan College LLC	Delayed Draw	9/25/2026	13,702	1
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(114)
Systems Planning and Analysis, Inc.	Delayed Draw	2/16/2026	4,000	(2)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	5,288	(43)
Townsend	Revolver	8/1/2030	2,500	(65)
Trillium FlowControl	Delayed Draw	6/20/2026	3,667	(24)
Trillium FlowControl	Revolver	12/20/2029	3,000	(21)
USA Debusk LLC	Delayed Draw	4/30/2026	5,229	(29)
USA Debusk LLC	Revolver	4/30/2030	763	(10)
Valeron Group, LLC	Delayed Draw	5/30/2025	20,000	4
Total Unfunded Commitments			$515,995	$(4,965)

December 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ALF Finance	Delayed Draw	12/10/2029	$29,000	$3
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(127)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(124)
Best Trash LLC	Delayed Draw	7/10/2031	16,250	(88)
Best Trash LLC	Revolver	7/10/2031	6,060	(71)
Boasso Global	Delayed Draw	7/1/2028	1,175	15
Boasso Global	Delayed Draw	7/1/2028	4,038	12
Boasso Global	Revolver	7/1/2026	6,250	(11)
Cadogan Tate	Delayed Draw	10/31/2031	59,500	(425)
Cadogan Tate	Revolver	10/31/2031	18,700	(274)
Carevet LLC	Delayed Draw	6/18/2029	19,800	(354)
Carevet LLC	Delayed Draw	6/18/2029	33,000	71
Carevet LLC	Revolver	6/18/2029	6,600	(59)
Confluent Holdings LLC	Delayed Draw	3/28/2029	4,318	20
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	8/29/2029	26,094	15
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(17)
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(51)
Disa Holdings Corp.	Delayed Draw	9/9/2028	11,063	(53)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(257)
Faraday Buyer, LLC	Delayed Draw	10/10/2028	3,514	(19)
FEG, Inc.	Revolver	5/10/2030	15,000	(268)
Foundation Risk Partners	Delayed Draw	10/29/2030	4,898	13
Foundation Risk Partners	Revolver	10/29/2029	1,589	(4)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(8)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(254)
Highgate Hotels, L.P.	Revolver	11/3/2029	12,500	—
Hotel Equities Group, LLC	Revolver	1/22/2029	10,000	(162)
Inframark	Delayed Draw	7/31/2031	3,364	(15)
K1 Speed Inc.	Delayed Draw	1/2/2029	3,643	(70)
Legends Hospitality	Delayed Draw	8/22/2031	3,750	(34)
Legends Hospitality	Revolver	8/22/2031	6,750	(128)
Maxar Technologies Inc.	Revolver	5/3/2029	8,417	-
Natural Partners, Inc.	Revolver	11/29/2027	6,563	(122)
Neptune Platform Buyer, LLC	Delayed Draw	1/19/2031	1,544	(8)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(54)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	61
PetVet Care Centers	Revolver	11/15/2029	6,981	(66)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2030	25,253	(156)
Red Fox CD Acquisition Corp.	Delayed Draw	3/4/2030	7,364	(127)
RPX Corporation	Revolver	8/2/2030	6,122	(85)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	13,800	56
Sky Merger Sub, LLC	Delayed Draw	5/28/2029	12,500	37
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(551)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(120)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	42,286	(59)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	5,827	(52)
TIC Bidco LTD	Delayed Draw	6/16/2031	1,577	(9)
Townsend	Revolver	8/1/2029	2,500	(69)
Trillium FlowControl	Delayed Draw	12/20/2029	3,667	(27)
Trillium FlowControl	Revolver	12/20/2029	3,000	(22)
USA Debusk LLC	Delayed Draw	4/30/2031	5,420	(33)
USA Debusk LLC	Revolver	4/30/2030	1,603	(21)
Total Unfunded Commitments			$574,819	$(4,151)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both March 31, 2025 and December 31, 2024, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

The Company has the authority to issue up to 200,000,250 shares of stock, of which 200,000,000 shares are classified as common stock, par value $0.001 per share, and 250 shares are classified as preferred stock, par value $0.001 per share, which have been previously designated the “12.0% Series A Cumulative Non-Voting Preferred Stock”. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of March 31, 2025, the Company had received Capital Commitments totaling approximately $2.9 billion ($763.7 million remaining undrawn).

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements as of March 31, 2025:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
March 8, 2023	2,601,909	$60,000
April 21, 2023	4,446,421	$100,000
August 8, 2023	3,225,807	$75,000
December 29, 2023	4,310,345	$100,000
March 27, 2024	9,449,812	$225,000
June 5, 2024	16,366,612	$400,000
July 10, 2024	4,163,197	$100,000
September 27, 2024	14,553,015	$350,000
October 31, 2024	10,300,783	$250,000
Total	89,705,874	$2,149,988

Distributions

The Company declared the following distributions for the three months ended March 31, 2025 and 2024:

			Regular	Special	Per Share
Date Declared	Record Date	Payment Date	Distribution	Distribution	Amount	Total Amount
For Calendar Year 2025
March 4, 2025	March 13, 2025	March 27, 2025	$0.65	$—	$0.65	$65,397
					$0.65	$65,397
For Calendar Year 2024
March 6, 2024	March 15, 2024	March 28, 2024	$0.65	$—	$0.65	$26,182
					$0.65	$26,182

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

The following table summarizes the DRP Shares issued to shareholders who have “opted in” to the DRP as of March 31, 2025 and the value of such Shares as of the payment dates:

Payment Date	DRP Shares Issued	DRP Shares Value
April 15, 2022	286,055	$7,200
July 15, 2022	373,593	$9,321
October 17, 2022	377,076	$8,646
December 30, 2022	801,437	$18,056
April 17, 2023	637,800	$13,892
June 28, 2023	754,571	$16,789
September 28, 2023	828,460	$18,945
December 28, 2023	1,347,765	$31,456
March 28, 2024	861,529	$20,039
June 27, 2024	1,246,983	$29,653
September 27, 2024	1,179,974	$28,260
December 27, 2024	2,210,389	$53,204
March 27, 2025	1,555,293	$37,125
	$12,460,925	292,586

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per Share during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Net increase in net assets resulting from operations	$62,271	$47,308
Weighted average shares outstanding	100,696,962	40,830,247
Earnings per share	$0.62	$1.16

Note 11. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Per Share Data:
Net assets, beginning of period	$23.87	$23.26
Net investment income (1)	0.65	0.82
Net realized gain (loss) (1)	(0.02)	0.11
Net change in unrealized appreciation (depreciation) (2)	(0.01)	0.25
Net increase in net assets resulting from operations	0.62	1.18
Distributions declared from net investment income (3)	(0.65)	(0.65)
Issuance of shares in connection with our DRP program	0.00	(0.01)
Total increase (decrease) in net assets	(0.03)	0.52
Net assets, end of period	$23.84	$23.78
Shares outstanding, end of period	102,166,799	50,590,553
Total return based on NAV (4)	2.57%	5.09%
Ratios:
Expenses to average net assets (5)	11.43%	15.94%
Net investment income to average net assets (5)	10.52%	12.12%
Portfolio turnover rate (6)	4.15%	6.74%
Supplemental Data:
Net assets, end of period	$2,435,910	$1,203,730
Total capital commitments, end of period	$2,913,733	$1,886,973
Ratios of total contributed capital to total committed capital, end of period	73.79%	55.64%
Average debt outstanding	$2,427,873	$1,353,025
Asset coverage ratio (7)	193.6%	179.1%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the three months ended March 31, 2025 and 2024 the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (See Note 9. Net Assets).
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

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of May 14, 2025, the date that the consolidated financial statements were issued. There have been no subsequent events, except as disclosed below, that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2025.

Issuance of 6.250% Notes Due 2030

On April 2, 2025, the Company and U.S. Bank Trust Company, National Association (the “Trustee”), entered into an Indenture, dated April 2, 2025, between the Company and the Trustee (the “Base Indenture”) and a First Supplemental Indenture, dated April 2, 2025, between the Company and the Trustee (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). The First Supplemental Indenture relates to the Company’s issuance, offer and sale of $500,000,000 aggregate principal amount of its 6.250% notes due 2030 (the “Notes”).

The Notes will mature on May 31, 2030, and may be redeemed in whole or in part at the Company’s option at any time at the redemption price set forth in the First Supplemental Indenture. The Notes bear interest at a rate of 6.250% per year payable semiannually on May 31 and November 30 of each year, commencing on November 30, 2025. The Notes are direct unsecured obligations of the Company.

In connection with the offering of the Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which predominately consists of floating rate loans. The notional amount of the interest rate swap was $500,000,000 maturing on May 31, 2030, which aligns with the maturity date of the Notes. The Company shall receive fixed rate interest semi-annually at 6.250% and pay variable rate interest semi-annually based on 3-month SOFR plus 2.4115%.

Registration Rights Agreement

In connection with the sale of the Notes, the Company entered into a Registration Rights Agreement, dated April 2, 2025 (the “Registration Rights Agreement”), with J.P. Morgan Securities LLC, Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., SMBC Nikko Securities America, Inc. and TCBI Securities, Inc. doing business as Texas Capital Securities as the representatives of the Initial Purchasers. Pursuant to the Registration Rights Agreement, the Company is obligated to file with the SEC a registration statement relating to an offer to exchange the Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the Notes. Alternatively, in accordance with the terms of the Registration Rights Agreement, the Company may consummate such exchange offer through use of an existing registration statement. If the Company fails to satisfy its registration obligations under the Registration Rights Agreement, it will be required to pay additional interest to the holders of the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this management's discussion and analysis of financial condition and results of operations relates to MSD Investment Corp., including its wholly-owned subsidiaries (collectively, "we", "us", "our" or the "Company"). The terms “Adviser” and “MSD” refer to MSD Partners, L.P., a Delaware limited partnership, in its capacity as our investment adviser, and the term “Administrator” refers to MSD Partners, L.P., a Delaware limited partnership, in its capacity as our administrator. The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” The discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those risks set forth in section entitled “Part I Item 1A Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 19, 2025.

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

We have elected, and intend to qualify annually, to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of March 31, 2025 and December 31, 2024 and (ii) for the three months ended March 31, 2025 and 2024:

	As of
	March 31, 2025	December 31, 2024
Total assets	$5,077,359	$4,685,663
Investments in portfolio companies, at fair value	$4,943,071	$4,529,064
Borrowings	$2,604,000	$2,232,043
Net assets	$2,435,910	$2,401,934
Net asset value per common share	$23.84	$23.87
Leverage ratio (borrowings / total assets)	51.3%	47.6%

	For the Three Months Ended March 31,
	2025	2024
Average net assets	$2,418,922	$1,070,658
Average borrowings	$2,427,873	$1,353,025
Cost of investments purchased	$590,330	$491,415
Sales of investments	$47,110	$11,819
Principal repayments	$149,356	$148,199
Net investment income	$65,223	$33,612
Net realized gains (losses)	$(1,839)	$4,546
Net change in unrealized appreciation (depreciation)	$(1,113)	$9,150
Net increase (decrease) in net assets resulting from operations	$62,271	$47,308
Net investment income per share - basic and diluted	$0.65	$0.82
Earnings per share - basic and diluted	$0.62	$1.16

Portfolio and Investment Activity for the three months ended March 31, 2025 and 2024

The following table presents our portfolio company activity for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Portfolio companies at beginning of period	84	61
Number of added portfolio companies	6	11
Number of exited portfolio companies	(4)	(5)
Portfolio companies at period end	86	67

Number of debt investments period end	168	107
Number of preferred equity investments at period end	6	3

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$4,375,355	$89,485	$990	$63,234	$4,529,064
Purchase of investments	590,059	—	271	—	590,330
Proceeds from principal repayments and sales of investments	(196,466)	—	—	—	(196,466)
Other changes in fair value (1)	18,644	280	41	1,178	20,143
Fair value, end of period	$4,787,592	$89,765	$1,302	$64,412	$4,943,071

	Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$1,942,841	$226,320	$27,892	$2,197,053
Purchase of investments	491,416	—	—	491,416
Proceeds from principal repayments and sales of investments	(160,017)	—	—	(160,017)
Other changes in fair value (1)	17,194	3,020	685	20,899
Fair value, end of period	$2,291,434	$229,340	$28,577	$2,549,351

(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

The following table presents selected information regarding our investment portfolio as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025		December 31, 2024
Investments:
Number of portfolio companies	86		84
Number of investments	174		161
Average investment at fair value	$28,408		$28,131
Average cost of debt investments as a percentage of par (1)	98.09%		98.25%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.20%		0.25%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.10%		0.10%
Number of debt investments on non-accrual status	1		1
Weighted Average EBITDA (mm) (2)	179.8		193.0
Median EBITDA (mm) (2)	142.4		134.5
Weighted average net debt through tranche (2)	4.2x		4.2x
Weighted average interest rate coverage (2)	2.4x		2.3x
Percentage of sponsored investments	84.90%		83.50%

Floating interest rate debt investments:
Percent of debt portfolio (3)	97.6%		97.4%
Weighted average interest rate floors	0.88%		0.89%
Weighted average coupon spread to base interest rate	572	bps	575	bps
Weighted average effective yield on floating rate debt investments at amortized cost (4)	10.44%		10.65%
3 Month SOFR	4.29%		4.31%

Fixed interest debt investments: (5)
Percent of debt portfolio (3)	2.4%		2.6%
Weighted average coupon rate	9.23%		9.03%
Weighted average effective yield on fixed rate debt investments at amortized cost (4)	10.93%		10.45%

Other metrics:
Weighted average years to maturity on debt investments	4.63	years	4.69	years
Weighted average effective yield on the portfolio at amortized cost (4) (5)	10.50%		10.70%
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

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$14,912	0.3%	$12,853	0.3%
2025	63,351	1.30	—	—
2026	238,225	4.8	58,566	1.3
2027	340,609	6.8	362,772	8.0
2028	508,758	10.2	209,661	4.6
2029	1,193,292	24.0	485,678	10.7
2030	1,274,455	25.6	1,244,911	27.3
2031	1,144,232	23.0	1,184,200	26.0
2032	197,263	4.0	992,388	21.8
2033	286	—	—	—
	$4,975,383	100.0%	$4,551,029	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025			As of December 31, 2024
Risk Rating	Fair Value	% of Portfolio	# of Investments	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—	$—	0.0%	—
2	102,534	2.1	5	138,919	3.1	4
3	4,681,905	94.7	158	4,325,456	95.5	154
4	151,297	3.1	8	60,298	1.3	2
5	7,335	0.1	3	4,391	0.1	1
	$4,943,071	100.0%	174	$4,529,064	100.0%	161

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

Operating Results for the three months ended March 31, 2025 and 2024 are presented below:

	For the Three Months Ended March 31,
	2025	2024
Total investment income	$133,273	$76,983
Total expenses	68,050	43,371
Net investment income	65,223	33,612
Net realized gain (loss)	(1,839)	4,546
Net change in unrealized appreciation (depreciation)	(1,113)	9,150
Net increase (decrease) in net assets resulting from operations	$62,271	$47,308

Investment Income

Investment income consisted of the following components for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Interest income on debt securities
Cash interest	$113,583	$65,109
PIK interest	7,968	3,258
Net accretion/amortization of discounts/premiums	6,406	4,774
Total interest on debt securities	127,957	73,141
Dividend Income	1,015	26
PIK dividend	1,208	1,053
Total interest and dividend income	130,180	74,220
Other income	3,093	2,763
Total investment income	$133,273	$76,983
Average investments at cost (1)	$4,739,863	$2,380,871
Income return (2)	2.75%	3.12%

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

The table below shows a breakdown of our operating expenses for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Fixed Operating Expenses
Professional fees (1)	$1,388	$443
Board of directors' fees	78	78
General and other expenses	529	100
Organization and offering costs (2)	18	25
Total fixed operating expenses	2,013	646

Variable operating expenses:
Interest expense (3)	44,231	28,832
Management fees	8,966	4,561
Administrative expense (4)	1,513	1,946
Custody expense	305	179
Transfer agency fees	33	16
Total variable operating expenses	55,048	35,534

Performance-dependent expenses:
Income based incentive fee	11,432	6,120
Capital gains incentive fee	(443)	1,071
Total performance-dependent expenses	10,989	7,191

Total expenses	$68,050	$43,371

(1)
Professional fees includes the expenses for third-party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the three months ended March 31, 2025 and 2024 are described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the three months ended March 31, 2025 and 2024, we recognized net realized losses of $1.8 million and net realized gains of $4.5 million, respectively, and recorded net unrealized depreciation of $1.1 million and net unrealized appreciation of $9.2 million, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. The Company’s comprehensive accounting policies are described more fully in Note 2. Significant Accounting Policies in the accompanying consolidated financial statements. We have identified “Basis of Presentation”, “Valuation of Investments”, and “Revenue Recognition” as critical accounting policies.

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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of March 31, 2025 and December 31, 2024, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Fair value of level 3 investments at the end of the period	$4,268,312	$1,690,167
Fair value assuming a 5% increase in value	4,481,728	1,774,675

Increase in unrealized appreciation	213,416	84,508
(Increase) in management fees	(400)	(158)
(Increase) in capital gains incentive fees (1)	(32,012)	(12,676)
Increase in net assets resulting from operations	$181,004	$71,674

Weighted average shares outstanding	100,696,962	40,830,246
Shares outstanding at the end of the period	102,166,799	50,590,552

Increase in earnings per share	$1.80	$1.76
Increase in net assets per share	$1.77	$1.42

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

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of March 31, 2025 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated, in addition to an interest rate swap to offset fixed rate exposure on our Series F Note (see Note 5. Derivative Instruments in the accompanying consolidated financial statements). However, no assurance can be given that such hedging transactions will be effective.

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

Liquidity

The tables below present a summary of our liquidity position as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$89,349	$109,302
Unused borrowing capacity	11,000	405,000
Principal receivable	8,457	5,503
Unfunded investment commitments (1)	(515,995)	(574,819)
Undrawn capital commitments	763,745	456,800
Other net working capital (2)	(32,361)	(48,995)
	$324,195	$352,791
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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I facility	$550,000	$—	$—	$550,000	$—
SPV II facility	584,000	—	—	584,000	—
Collateralized loan obligations	390,000	—	—	—	390,000
Revolving credit facility	450,000	—	—	450,000	—
Loan repurchase obligations	30,000	30,000	—	—	—
Series A Notes	69,000	—	69,000	—	—
Series B Notes	75,000	—	75,000	—	—
Series C Notes	116,000	—	—	116,000	—
Series D Notes	75,000	—	—	75,000	—
Series E Notes	50,000	—	—	50,000	—
Series F Notes	165,000	—	—	—	165,000
Series G Notes	50,000	—	—	—	50,000
Total Contractual Obligations	$2,604,000	$30,000	$144,000	$1,825,000	$605,000

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of March 31, 2025, 97.6% of our debt investments (96.3% of our total investments), or $4.76 billion measured at fair value, are subject to floating interest rates. Additionally, the SPV I Facility, the SPV II Facility, the collateralized loan obligations, the Revolving Credit Facility, and certain of the Notes are subject to floating interest rates. In connection with our Series F Notes, which bear interest at fixed rates, we entered into an interest rate swap in order to align the interest rate risk of our liabilities with our investment portfolio. A prolonged period of elevated interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate debt securities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for Income-Based Fee as described in Note 3. Agreements and Related Party Transactions.

The Federal Reserve held interest rates steady in the first quarter of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200, or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2025. Interest expense is calculated based on the terms of the Financing Facility, using the outstanding balance as of March 31, 2025. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$151,923	$(68,827)	$83,096
Up 200 basis points	103,491	(44,637)	58,854
Up 100 basis points	55,059	(20,447)	34,612
Down 100 basis points	(40,615)	27,933	(12,682)
Down 200 basis points	(87,447)	52,123	(35,324)
Down 300 basis points	(130,698)	76,313	(54,385)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 19, 2025 (See “Part I Item 1A. Risk Factors”), which is accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors discussed in Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 other than those set forth below.

Changes to U.S. tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, negatively impact us.

The U.S. government has recently imposed, and may in the future increase, tariffs on specific countries and commodities. In response, certain foreign trading partners, and other in the future may, impose retaliatory tariffs on certain U.S. goods. The foregoing has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Any of these factors could depress economic activity and restrict certain of our portfolio companies’ access to suppliers or customers, and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. The foregoing may adversely affect the revenues and profitability of such portfolio companies and, in turn, negatively affect our results of operations, which could cause the fair value of our shares of common stock to decline. It is not possible to predict the impact these or similar future events will have on the United States and other economies, specific industries, us or our underlying portfolio companies from an economic, tax or regulatory perspective, but any such impact could be material and adverse for us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
Item 7.01. Regulation FD Disclosure.

On May 12, 2025, the board of directors of the Company declared a regular distribution to common stockholders in the amount of $0.65 per share and a special distribution to common stockholders in the amount of $0.02 per share. The distributions will be payable on June 27, 2025 to common stockholders of record as of June 13, 2025.
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
4.2

Indenture, dated as of April 2, 2025, by and between MSD Investment Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 2, 2025).

4.3

First Supplemental Indenture, dated as of April 2, 2025, relating to the 6.250% Notes due 2030, between MSD Investment Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 2, 2025).

4.4	Form of 6.250% Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on April 2, 2025).
4.5

Registration Rights Agreement, dated as of April 2, 2025, relating to the 6.250% Notes due 2030 by and among J.P. Morgan Securities LLC, Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., SMBC Nikko Securities America, Inc. and TCBI Securities, Inc. doing business as Texas Capital Securities (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on April 2, 2025).

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
10.8

Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.9

Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.10

Amendment No.1 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on March 23, 2023)

10.11

Amendment No. 2 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 23, 2023)

10.12

Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.13

First Amendment to the Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 25, 2024)

10.14

Loan and Servicing Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2023).

10.15

Amendment No. 1 to Loan and Servicing Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 9, 2023).

10.16

Indenture, dated as of November 15, 2023, by and between MSD BDC CLO I, LLC and U.S. Bank Trust Company, National Association. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 25, 2024)

10.17

Collateral Management Agreement, dated November 15, 2023, by and between MSD BDC CLO I, LLC and MSD Partners, L.P. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 25, 2024)

10.18

Master Transfer Agreement, dated as of November 15, 2023, by and between MSD Investment Corp., as seller, and MSD BDC CLO I, LLC, as purchaser. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 25, 2024)

10.19

Amendment No. 2 to the Loan and Servicing Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.19 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.20

Amendment No. 4 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC, as borrower, the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, Deutsche Bank AG, New York Branch as facility agent, U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian (incorporated by reference to Exhibit 10.20 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.21

Amendment No. 3 to the Loan and Servicing Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.22

Note Purchase Agreement, dated August 7, 2024, by and between MSD Investment Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q filed on August 14, 2024)

10.23

Note Purchase Agreement, dated November 20, 2024, by and between MSD Investment Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2024)

10.24

Senior Secured Credit Agreement by and among MSD Investment Corp., as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 26, 2024)

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

MSD Investment Corp.

Date:	May 14, 2025	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	May 14, 2025	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer