Form 10-Q
period 2025-06-30
MSD Investment Corp.
filed 2025-08-14
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 13, 2025 was 103,797,551.

i

CERTAIN DEFINITIONS

•
the terms “we,” “us,” “our,” and “Company” refer to MSD Investment, LLC prior to the Conversion (as defined below) and MSD Investment Corp. after the Conversion;
•
the terms “Adviser” and “MSD,” prior to June 30, 2025, refer to MSD Partners, L.P., a Delaware limited partnership, and, subsequent to June 30, 2025, refer to BDT & MSD BDC Management, LLC, a Delaware limited liability company, each in their capacity as our investment adviser; and the term “Administrator” refers to MSD Partners, L.P., in its capacity as our administrator.

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

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$5,063,121	$4,529,064
Cash and cash equivalents	118,331	109,302
Restricted cash	1,200	410
Interest and dividends receivable	28,628	31,819
Principal receivable	167	5,503
Unrealized appreciation on forward contracts	—	9,441
Prepaid expenses and other assets	11,808	124
Total assets	$5,223,255	$4,685,663

LIABILITIES
SPV I facility	$480,000	$503,000
SPV II facility	449,000	537,000
Collateralized loan obligations	390,000	390,000
Unsecured Notes	1,106,703	599,141
Revolving credit facility	258,000	150,000
Loan repurchase obligations	—	52,043
Deferred financing costs net of accumulated amortization	(31,326)	(28,269)
Total debt, net of financing costs	2,652,377	2,202,915
Payable for investments purchased	7,258	19,113
Interest payable	41,596	29,984
Distributions payable	45	—
Income based incentive fee payable	10,881	10,398
Management fees payable	9,461	8,063
Capital gains incentive fee payable	3,110	5,359
Accrued expenses and other liabilities	10,994	2,190
Accrued professional fees	887	1,012
Due to affiliates	875	2,751
Financing costs payable	315	1,944
Unrealized depreciation on forward contracts	27,716	—
Total liabilities	$2,765,515	$2,283,729
Commitments and contingencies (Note 8)
NET ASSETS
Preferred Stock, par value $0.001 (250 shares authorized and outstanding) (2)	$—	$—
Paid-in capital in excess of par value of Preferred Stock	750	750
Common stock, par value $0.001 (200,000,000 shares authorized, 103,797,551 and 100,611,506 shares issued and outstanding, respectively)	104	101
Paid-in capital in excess of par value	2,484,414	2,408,415
Distributable earnings (accumulated losses)	(27,528)	(7,332)
Total net assets	$2,457,740	$2,401,934
Net asset value per common share	$23.67	$23.87

(1)
Non-controlled/non-affiliated investments at amortized cost $5,044,941 and $4,534,957 as of June 30, 2025 and December 31, 2024, respectively.
(2)
Preferred Stock par value for both June 30, 2025 and December 31, 2024 is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$126,354	$81,054	$246,343	$150,937
Dividend Income	217	552	1,232	578
Payment-in-kind interest income	6,709	3,631	14,677	6,889
Payment-in-kind dividend income	1,568	1,068	2,776	2,121
Other income	23	5,325	3,116	8,088
Total investment income	134,871	91,630	268,144	168,613
Expenses:
Interest expense	49,600	33,571	93,831	62,403
Income based incentive fee	10,882	7,566	22,314	13,686
Management fees	9,461	5,534	18,427	10,095
Administration expense	1,352	1,011	2,865	2,957
Capital gains incentive fee	(1,806)	1,256	(2,249)	2,327
Professional fees	1,127	638	2,515	1,081
Custody expense	315	227	620	406
General and other expenses	302	102	831	202
Board of directors’ fee	77	77	155	155
Organization and offering costs	—	19	18	44
Transfer agency fees	92	16	125	32
Total expenses	71,402	50,017	139,452	93,388
Net investment income (loss)	63,469	41,613	128,692	75,225

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	2,575	6,634	2,981	10,260
Foreign currency forward contracts	(3,391)	977	(5,259)	2,008
Foreign currency transactions	364	188	(13)	77
Net realized gain (loss)	(452)	7,799	(2,291)	12,345
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	19,878	466	24,073	8,656
Foreign currency forward contracts	(31,829)	(397)	(37,157)	550
Foreign currency transactions	361	509	381	522
Net change in unrealized appreciation (depreciation)	(11,590)	578	(12,703)	9,728
Net realized and unrealized gain (loss)	(12,042)	8,377	(14,994)	22,073
Net increase (decrease) in net assets resulting from operations	$51,427	$49,990	$113,698	$97,298

Preferred Stock Dividends	(22)	(22)	(45)	(45)
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$51,405	$49,968	$113,653	$97,253

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.62	$0.75	$1.27	$1.57
Earnings per share (basic and diluted)	$0.50	$0.90	$1.12	$2.03
Distributions declared per common share	$0.67	$0.73	$1.32	$1.38
Weighted average shares outstanding (basic and diluted)	102,237,701	55,270,116	101,467,721	48,036,300

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2024	250	$—	100,611,506	$101	$2,409,165	$(7,332)	$2,401,934
Operations:
Net investment income	—	—	—	—	—	65,223	65,223
Net realized gain (loss)	—	—	—	—	—	(1,839)	(1,839)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(1,113)	(1,113)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	62,271	62,271
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(65,420)	(65,420)
Net increase (decrease) in net assets resulting from shareholder distributions			—	—	—	(65,420)	(65,420)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	1,555,293	1	37,124	—	37,125
Issuance of common shares	—	—	—	—	—	—	—
Net increase (decrease) for the period	—	—	1,555,293	1	37,124	(3,149)	33,976
Balance, March 31, 2025	250	$—	102,166,799	$102	$2,446,289	$(10,481)	$2,435,910
Operations:
Net investment income	—	—	—	—	—	63,469	63,469
Net realized gain (loss)	—	—	—	—	—	(452)	(452)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(11,590)	(11,590)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	51,427	51,427
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(68,474)	(68,474)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(68,474)	(68,474)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	1,630,752	2	38,875	—	38,877
Issuance of common shares	—	—	—	—	—	—	—
Net increase (decrease) for the period	—	—	1,630,752	2	38,875	(17,047)	21,830
Balance, June 30, 2025	250	$—	103,797,551	$104	$2,485,164	$(27,528)	$2,457,740

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2023 (1)	250	$—	40,279,212	$40	$952,889	$(15,343)	$937,586
Operations:
Net investment income	—	—	—	—	—	33,612	33,612
Net realized gain (loss)	—	—	—	—	—	4,546	4,546
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	9,150	9,150
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	47,308	47,308
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(26,205)	(26,205)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(26,205)	(26,205)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	861,529	1	20,040	—	20,041
Issuance of preferred shares	—	—	—	—	—	—	—
Issuance of common shares	—	—	9,449,812	10	224,990	—	225,000
Net increase (decrease) for the period	—	—	10,311,341	11	245,030	21,103	266,144
Balance, March 31, 2024 (1)	250	$—	50,590,553	$51	$1,197,919	$5,760	$1,203,730
Operations:
Net investment income	—	—	—	—	—	41,613	41,613
Net realized gain (loss)	—	—	—	—	—	7,799	7,799
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	578	578
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	49,990	49,990
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(48,901)	(48,901)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(48,901)	(48,901)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	1,246,983	1	29,651	—	29,652
Issuance of preferred shares	—	—	—	—	—	—	—
Issuance of shares	—	—	16,366,612	16	399,984	—	400,000
Net increase (decrease) for the period	—	—	17,613,595	17	429,635	1,089	430,741
Balance, June 30, 2024	250	$—	68,204,148	$68	$1,627,554	$6,849	$1,634,471

(1)
Issuance of preferred shares par value is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

	For the Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$113,698	$97,298
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(17,453)	(9,011)
Net accretion of discount and amortization of premium	(11,291)	(7,857)
Proceeds from sale of investments and principal repayments	385,385	581,640
Purchases of investments	(863,644)	(1,805,382)
Net realized (gains) losses on investments	(2,981)	(10,260)
Net change in unrealized (appreciation) depreciation on investments	(24,073)	(8,656)
Net receipt of settlement of derivatives	(5,259)	2,008
Net realized (gains) losses on derivatives	5,259	(2,008)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	37,157	(550)
Amortization of deferred financing costs	3,311	1,827
Amortization of discount on debt	249	—
(Increase) decrease in operating assets:
Interest and dividends receivable	3,191	(11,047)
Principal receivable	5,336	(46,346)
Prepaid expenses and other assets	(20)	1,021
Increase (decrease) in operating liabilities:
Due to affiliates	(1,876)	924
Payable for investments purchased	(11,855)	(103,613)
Management fees payable	1,398	1,750
Income based incentive fee payable	483	2,442
Capital gains incentive fee payable	(2,249)	2,327
Interest payable	11,612	4,951
Accrued professional fees	(125)	624
Accrued expenses and other liabilities	9,663	829
Net cash provided by (used in) operating activities	(364,084)	(1,307,089)
Cash flow from financing activities
Proceeds from issuance of common shares (net of change in subscriptions receivable)	—	625,000
Proceeds from repurchase obligations	30,000	286,956
Repayment of repurchase obligations	(82,043)	(208,356)
Debt borrowings	1,196,790	1,175,000
Debt repayments	(705,000)	(538,000)
Distributions paid	(57,847)	(25,413)
Deferred financing costs paid	(7,997)	(4,093)
Net cash provided by (used in) financing activities	373,903	1,311,094
Net increase in cash, cash equivalents, and restricted cash	9,819	4,005
Cash, cash equivalents, and restricted cash, beginning of period	109,712	98,606
Cash, cash equivalents, and restricted cash, end of period	$119,531	$102,611
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$118,331	$102,611
Restricted cash	$1,200	$—
Total cash, cash equivalents, and restricted cash	$119,531	$102,611
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$78,754	$55,627
Reinvestment of shareholder distributions	$76,002	$49,692
Change in distributions payable	$45	$—
Incremental financing cost payable	$250	$1,880

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Frontgrade Technologies Inc.		S + 5.00%	0.75%	9.32%	1/9/2030	9,632	9,489	9,632	0.39%
Frontgrade Technologies Inc.		S + 5.00%	0.75%	9.32%	1/9/2030	59,553	58,529	59,553	2.42
Frontgrade Technologies Inc. - Incremental Term Loan		S + 5.00%	0.75%	9.31%	1/9/2030	5,474	5,422	5,474	0.22
Frontgrade Technologies Inc. - Revolving Credit Facility	(11)	S + 5.00%	0.75%	9.29%	1/9/2028	—	(102)	—	—
Sky Merger Sub, LLC		S + 6.60%	1.50%	10.93%	5/28/2029	109,687	107,457	107,542	4.38
Sky Merger Sub, LLC - Delayed Draw Term Loan	(11)	S + 6.60%	1.50%	10.89%	5/28/2029	—	—	68	—
Sky Merger Sub, LLC - Revolving Credit Facility	(11)	S + 6.60%	1.50%	10.89%	5/28/2029	—	(488)	(489)	(0.02)
Systems Planning and Analysis, Inc.		S + 5.00%	1.00%	9.28%	8/16/2027	10,549	10,458	10,447	0.42
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan A		S + 5.00%	1.00%	9.07%	8/16/2027	49,904	49,446	49,419	2.01
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan		S + 5.00%	1.00%	8.92%	8/16/2027	6,589	6,514	6,525	0.27
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan Add on 2	(11)	S + 4.75%	1.00%	9.07%	8/16/2027	9,996	9,831	9,833	0.40
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(11)	S + 5.00%	1.00%	10.34%	8/16/2027	2,158	2,115	2,102	0.09
							258,671	260,106	10.58
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Delayed Draw Term Loan		S + 4.75%	0.75%	9.08%	11/1/2029	49,029	48,516	48,967	1.99
ALF Finance	(10)	S + 6.00%	1.00%	10.30% PIK	12/10/2029	27,532	27,367	27,287	1.11
ALF Finance - Delayed Draw Term Loan	(10)	S + 6.00%	1.00%	10.30% PIK	12/10/2029	37,666	37,337	37,331	1.52
Foundation Risk Partners		S + 5.00%	0.75%	9.30%	10/29/2030	19,688	19,651	19,595	0.80
Foundation Risk Partners - Delayed Draw Term Loan		S + 4.75%	0.75%	9.05%	10/29/2030	44,588	43,896	44,378	1.81
Foundation Risk Partners - Delayed Draw Term Loan Incremental	(11)	S + 4.75%	0.75%	9.05%	10/29/2030	9,414	9,335	9,370	0.38
Foundation Risk Partners - Delayed Draw Term Loan Second Incremental	(11)	S + 4.75%	0.75%	9.04%	10/29/2030	—	(26)	(26)	—
Foundation Risk Partners - Revolving Credit Facility	(11)	S + 5.00%	0.75%	9.30%	10/29/2029	—	—	(7)	—
Foundation Risk Partners - Revolving Credit Facility Incremental	(11)	S + 5.00%	0.75%	9.30%	10/29/2029	—	(30)	(17)	—
JLL Partners Fund VII Secondary	(10)	S + 6.75%	1.00%	11.05% PIK	4/29/2032	51,180	50,440	50,430	2.05
Onbe Inc.		S + 5.50%	1.00%	9.82%	7/25/2031	129,350	127,018	127,104	5.17
							363,504	364,412	14.83
Beverage, Food & Tobacco
LJ Perimeter Buyer, Inc.		S + 6.65%	1.00%	10.94%	10/31/2028	19,024	18,672	17,781	0.72
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan		S + 6.65%	1.00%	10.95%	10/31/2028	2,446	2,447	2,331	0.09
							21,119	20,112	0.81

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Capital Equipment
Faraday Buyer, LLC		S + 6.00%	1.00%	10.30%	10/10/2028	32,971	32,497	32,528	1.32
Faraday Buyer, LLC - Delayed Draw Term Loan	(11)	S + 6.00%	1.00%	10.29%	10/10/2028	—	(12)	(12)	—
Texas Hydraulics		S + 6.25%	2.00%	10.57%	11/20/2030	89,550	87,925	87,938	3.58
Trillium FlowControl	LU(9)(10)	S + 5.00%	1.00%	9.30%	12/20/2029	18,242	18,000	17,997	0.73
Trillium FlowControl - Delayed Draw Term Loan	LU(9)(10)(11)	S + 5.00%	1.00%	9.29%	12/20/2029	—	(22)	(22)	—
Trillium FlowControl - Revolving Credit Facility	LU(9)(10)(11)	S + 5.00%	1.00%	9.33%	12/20/2029	333	293	313	0.01
							138,681	138,742	5.64
Chemicals, Plastics & Rubber
TPC Group, Inc.		S + 5.75%	0.00%	9.95%	11/24/2031	44,887	44,267	43,092	1.75
Construction & Building
Cook & Boardman Group		S + 6.00%	1.00%	10.30%	3/4/2030	123,438	121,369	121,025	4.92
Cook & Boardman Group - Delayed Draw Term Loan	(11)	S + 6.00%	1.00%	10.33%	3/4/2030	31,295	29,925	29,869	1.22
Elessent Clean Technologies Inc.		S + 6.00%	1.00%	10.32%	11/15/2029	136,158	133,746	133,773	5.44
Elessent Clean Technologies Inc. - Revolving Credit Facility	(11)	S + 6.00%	1.00%	10.29%	11/15/2029	—	(230)	(231)	(0.01)
Great Day Improvements LLC		S + 5.76%	1.50%	9.94%	6/13/2030	85,140	83,680	83,730	3.41
Great Day Improvements LLC - Revolving Credit Facility	(11)	S + 5.76%	1.50%	10.05%	6/13/2030	—	(231)	(232)	(0.01)
							368,259	367,934	14.97
Consumer Goods: Non-durable
1440 Foods Topco LLC		S + 5.00%	0.00%	9.32%	10/31/2031	19,940	18,911	19,136	0.78
GSM Outdoors		S + 5.00%	1.00%	9.30%	9/30/2031	12,350	11,552	11,918	0.48
Parfums Holdings Co.		S + 5.25%	1.00%	9.55%	6/27/2030	95,782	94,953	94,983	3.86
Parfums Holdings Co. - Revolving Credit Facility	(11)	S + 5.25%	1.00%	9.54%	6/27/2029	—	(48)	(48)	—
Valeron Group, LLC		S + 5.50%	0.00%	9.63%	10/18/2031	149,250	145,833	145,688	5.93
Valeron Group, LLC - Delayed Draw Term Loan		S + 5.50%	0.00%	9.63%	10/18/2031	49,800	48,607	48,611	1.98
							319,808	320,288	13.03
Containers, Packaging & Glass
Confluent Holdings LLC		S + 7.00%	2.00%	11.30%	3/28/2029	28,789	28,095	28,142	1.14
Confluent Holdings LLC - Delayed Draw Term Loan		S + 7.00%	2.00%	11.30%	3/28/2029	14,394	14,051	14,071	0.57
Dellner Couplers Group AB	UK(9)(10)	E + 5.50%	0.50%	7.42%	6/29/2029	EUR 38,000	40,481	44,734	1.82
Klockner Pentaplast of America Inc.	(10)	S + 4.75%	0.00%	9.23%	2/9/2026	677	661	620	0.03
							83,288	87,567	3.56
Energy: Oil & Gas
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	2,121	2,131	2,118	0.09

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Environmental Industries
Inframark		S + 5.50%	0.75%	9.83% (Incl 3.00% PIK)	7/31/2031	18,449	18,288	18,288	0.74
Inframark - Delayed Draw Term Loan	(11)	S + 4.75%	0.75%	9.08%	7/31/2031	1,336	1,317	1,317	0.05
							19,605	19,605	0.79
Healthcare & Pharmaceuticals
CareVet LLC - Term Loan A		S + 6.00%	2.00%	10.30%	6/18/2029	112,200	111,564	111,466	4.54
CareVet LLC - Term Loan B		N/A	N/A	14.75% (Incl 7.5% PIK)	6/18/2029	10,754	10,513	10,638	0.43
CareVet LLC - Delayed Draw Term Loan A	(11)	S + 6.00%	2.00%	10.29%	6/18/2029	—	(316)	(314)	(0.01)
CareVet LLC - Delayed Draw Term Loan B	(11)	S + 6.00%	2.00%	10.30%	6/18/2029	17,952	17,725	17,729	0.72
CareVet LLC - Revolving Credit Facility	(11)	S + 6.00%	2.00%	10.29%	6/18/2029	—	(52)	(52)	—
Gainwell Acquisition Corp		S + 4.10%	0.75%	8.40%	10/1/2027	987	953	949	0.04
LSCS Holdings Inc.		S + 4.50%	0.00%	8.80%	2/23/2032	27,462	27,326	26,878	1.09
Natural Partners, Inc.		S + 4.50%	1.00%	8.83%	11/29/2030	50,587	49,970	50,097	2.04
Natural Partners, Inc. - Revolving Credit Facility	(11)	S + 4.50%	1.00%	8.79%	11/29/2027	—	(74)	(64)	—
PetVet Care Centers		S + 6.00%	0.75%	10.32%	11/15/2030	52,720	51,852	49,228	2.00
PetVet Care Centers - Delayed Draw Term Loan	(11)	S + 6.00%	0.75%	10.33%	11/15/2030	—	(38)	(393)	(0.02)
PetVet Care Centers - Revolving Credit Facility	(11)	S + 6.00%	0.75%	10.33%	11/15/2029	—	(102)	(462)	(0.02)
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	9.32%	6/21/2030	19,803	19,547	19,556	0.80
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	9.32%	6/21/2030	CAD 74,250	53,530	53,883	2.19
Pharmalogic Holdings Corp. - Delayed Draw Term Loan	(11)	S + 5.00%	1.00%	9.29%	6/21/2030	CAD —	(126)	(125)	(0.01)
Solvias AG	CH(9)(10)	SA + 5.25%	0.75%	6.00%	2/27/2032	CHF 131,670	142,884	162,067	6.59
Solvias AG - Revolving Credit Facility	CH(9)(10)(11)	SA + 5.25%	0.75%	6.00%	2/27/2030	CHF —	(462)	(529)	(0.02)
							484,694	500,552	20.36
High Tech Industries
Alteryx, Inc.		S + 6.00%	0.75%	10.33%	3/19/2031	26,125	25,784	25,804	1.05
Alteryx, Inc. - Delayed Draw Term Loan		S + 6.00%	0.75%	10.33%	3/19/2031	59,375	58,622	58,646	2.39
Alteryx, Inc. - Revolving Credit Facility	(11)	S + 6.00%	0.75%	10.29%	3/19/2031	—	(116)	(117)	—
Coreweave - Delayed Draw Term Loan	(11)	S + 6.00%	0.00%	10.33%	8/29/2030	34,415	34,031	34,245	1.39
Inmar, Inc.		S + 4.50%	0.00%	8.80%	10/30/2031	29,775	29,428	29,961	1.22
Learnosity	IE(9)(10)	S + 5.25%	1.00%	9.55%	1/15/2031	92,269	91,362	91,202	3.71
Learnosity - Revolving Credit Facility	IE(9)(10)(11)	S + 5.25%	1.00%	9.54%	1/15/2031	—	(87)	(87)	—
MYOB Invest Co Pty Ltd and MYOB US Borrower LLC	AUS(9)(10)	B + 5.50%	0.00%	9.21%	6/6/2030	AUD 75,000	47,951	48,627	1.98
SMX Group Intermediate Holdings LLC		S + 4.50%	0.00%	8.80%	2/6/2032	20,410	20,216	20,410	0.83
TIC Bidco LTD	UK(9)(10)	SO + 5.00%	0.00%	9.22%	6/16/2031	GBP 9,240	12,111	12,651	0.51
TIC Bidco LTD - Delayed Draw Term Loan	UK(9)(10)	SO + 5.00%	0.00%	9.22%	6/16/2031	GBP 1,260	1,536	1,725	0.07
Watchguard Technologies, Inc.		S + 5.25%	0.75%	9.57%	7/2/2029	74,338	72,407	73,618	2.99
							393,245	396,685	16.14

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Hotel, Gaming & Leisure
Chuck E. Cheese		N/A	N/A	6.75%	5/1/2026	17,534	17,213	17,354	0.71
ClubCorp Holdings Inc.		S + 5.26%	0.00%	9.56%	9/18/2026	60,822	59,236	60,792	2.47
Highgate Hotels, L.P.		S + 5.50%	1.00%	9.80%	11/5/2029	98,500	97,025	99,485	4.05
Highgate Hotels, L.P. - Revolving Credit Facility	(11)	S + 5.50%	1.00%	9.80%	11/3/2029	3,750	3,569	3,750	0.15
Hotel Equities Group, LLC		S + 5.75%	2.00%	10.02%	1/22/2029	29,292	28,924	28,874	1.17
Hotel Equities Group, LLC - Revolving Credit Facility	(11)	S + 5.75%	2.00%	10.03%	1/22/2029	2,900	2,758	2,757	0.11
J&J Ventures Gaming LLC		S + 5.11%	0.75%	9.44%	4/26/2028	133,987	130,905	133,987	5.45
K1 Speed Inc.		S + 6.25%	1.00%	10.54%	1/2/2029	18,214	17,946	17,908	0.73
K1 Speed Inc. - Delayed Draw Term Loan	(11)	S + 6.25%	1.00%	10.56%	1/2/2029	3,643	3,552	3,541	0.14
K1 Speed Inc. DDTL B		S + 6.25%	1.00%	10.55%	1/2/2029	3,643	3,584	3,582	0.15
K1 Speed Inc. Incremental		S + 6.25%	1.00%	10.54%	1/2/2029	4,250	4,181	4,178	0.17
K1 Speed Inc. Second Incremental		S + 6.25%	1.00%	10.51%	1/2/2029	1,943	1,914	1,910	0.08
Sandlot Baseball Borrower Co.		S + 5.75%	1.00%	10.05%	12/27/2028	65,667	64,700	65,023	2.65
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan		S + 5.75%	1.00%	10.05%	12/27/2028	10,935	10,796	10,850	0.44
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan 2	(11)	S + 5.00%	1.00%	9.29%	12/27/2028	—	8	10	—
Sandlot Baseball Borrower Co. - Revolving Credit Facility	(11)	S + 5.00%	1.00%	9.29%	12/27/2028	—	—	—	—
							446,311	454,001	18.47
Media: Advertising, Printing & Publishing
Nottingham Forest	UK(9)(10)	N/A	N/A	12.94% PIK	7/15/2028	GBP 4,184	5,563	5,723	0.23
Raptive		S + 4.36%	0.50%	8.69%	3/23/2028	4,921	4,778	4,822	0.20
Sheffield United F.C.	UK(9)(10)	N/A	N/A	10.70%	5/22/2026	GBP 7,827	9,709	10,723	0.44
Southampton FC	UK(9)(10)	SO + 6.00%	0.00%	10.36%	9/20/2029	GBP 70,000	91,426	95,110	3.87
Southampton FC - Revolving Credit Facility	UK(9)(10)	SO + 6.00%	0.00%	10.36%	9/20/2029	GBP 10,000	13,061	13,587	0.55
							124,537	129,965	5.29
Media: Broadcasting & Subscription
E.W. Scripps	(10)	N/A	N/A	5.88%	7/15/2027	100	75	89	—
Media: Diversified & Production
AVSC Holding Corporation		S + 5.00%	0.75%	9.32%	12/5/2031	58,570	57,486	57,493	2.34
AVSC Holding Corporation - Revolving Credit Facility	(11)	S + 5.00%	0.75%	9.33%	12/5/2029	—	(111)	(111)	—
Bisnow		S + 7.50%	3.00%	11.80%	5/9/2028	28,512	28,233	28,253	1.15
Candle Media Co Ltd		S + 6.10%	0.75%	10.40% (Incl 3.00% PIK)	6/18/2027	45,848	45,503	44,086	1.79
Candle Media Co Ltd -Delayed Draw Term Loan		S + 6.10%	0.75%	10.40% (Incl 3.00% PIK)	6/18/2027	18,150	18,026	17,453	0.71
Townsquare Media Inc.		S + 5.00%	0.50%	9.32%	2/13/2030	49,688	47,370	44,222	1.80
Victra Finance Corp.		S + 4.25%	0.75%	8.55%	3/29/2029	9,225	9,225	9,214	0.37
							205,732	200,610	8.16

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Retail
Xponential Fitness LLC	(10)	S + 6.76%	1.00%	11.09%	8/1/2027	91,513	90,464	91,512	3.72
Services: Business
American Auto Auction		S + 4.50%	0.00%	8.83%	5/22/2032	6,263	6,216	6,284	0.26
ASC Engineered Solutions		S + 5.00%	0.75%	9.28%	7/10/2031	49,750	49,306	49,321	2.01
BDO USA, P.C.		S + 5.00%	2.00%	9.32%	8/31/2028	65,322	64,432	64,465	2.62
Best Trash LLC		S + 5.00%	1.00%	9.30%	7/10/2031	52,106	51,528	51,545	2.10
Best Trash LLC - Delayed Draw Term Loan	(11)	S + 5.00%	1.00%	9.30%	7/10/2031	2,200	2,112	2,113	0.09
Best Trash LLC - Revolving Credit Facility	(11)	S + 5.00%	1.00%	9.30%	7/10/2031	190	123	123	0.01
Brock Holdings III, LLC		S + 6.00%	0.50%	10.05%	5/1/2030	24,812	24,394	23,510	0.96
Clarion Events Limited	UK(9)(10)	S + 5.73%	1.00%	9.89%	9/30/2027	52,396	52,027	52,527	2.14
DISA Holdings Corp.		S + 5.00%	0.75%	9.33%	9/9/2028	16,497	16,316	16,321	0.66
DISA Holdings Corp. - Delayed Draw Term Loan	(11)	S + 5.00%	0.75%	9.32%	9/9/2028	12,109	11,978	11,979	0.49
DISA Holdings Corp. - Revolving Credit Facility	(11)	S + 5.00%	0.75%	9.33%	9/9/2028	833	789	789	0.03
Ethos	(10)	S + 6.00%	1.00%	10.30%	12/30/2029	157,804	155,011	155,486	6.32
Four Winds Interactive LLC		S + 6.50%	0.75%	10.80%	2/20/2030	15,000	14,722	14,721	0.60
Four Winds Interactive LLC - Delayed Draw Term Loan	(11)	S + 6.50%	0.75%	10.79%	2/20/2030	—	(25)	(25)	—
Four Winds Interactive LLC - Revolving Credit Facility	(11)	S + 6.50%	0.75%	10.79%	2/20/2030	—	(36)	(36)	—
Legends Hospitality Holding Company		S + 5.50%	0.75%	9.82% (Incl 2.75% PIK)	8/22/2031	64,769	63,631	63,631	2.59
Legends Hospitality Holding Company - Delayed Draw Term Loan	(11)	S + 5.00%	0.75%	9.29%	8/22/2031	—	(29)	(28)	—
Legends Hospitality Holding Company - Revolving Credit Facility	(11)	S + 5.00%	0.75%	9.32%	8/22/2030	3,000	2,871	2,871	0.12
RPX Corporation		S + 5.25%	1.00%	9.56%	8/2/2030	68,361	67,471	67,489	2.75
RPX Corporation - Revolving Credit Facility	(11)	S + 5.25%	1.00%	9.57%	8/2/2030	—	(78)	(78)	—
SurveyMonkey Global Inc.		S + 5.75%	1.00%	10.05%	5/31/2030	125,294	123,761	124,253	5.06
SurveyMonkey Global Inc. - Revolving Credit Facility	(11)	S + 5.75%	1.00%	10.04%	5/31/2029	—	(152)	(107)	—
Townsend		S + 6.50%	1.50%	10.78%	8/1/2030	11,910	11,600	11,606	0.47
Townsend - Revolving Credit Facility	(11)	S + 6.50%	1.50%	10.79%	8/1/2029	—	(61)	(61)	—
Travelport Finance (Luxembourg) S.A.R.L	LU(9)(10)	S + 7.89%	1.00%	12.18% (Incl 2.18% PIK)	9/30/2028	56,737	56,462	43,510	1.77
USA Debusk LLC		S + 5.25%	0.75%	9.53%	4/30/2031	16,479	16,267	16,272	0.66
USA Debusk LLC - Delayed Draw Term Loan	(11)	S + 5.25%	0.75%	9.57%	4/30/2031	872	835	835	0.03
USA Debusk LLC - Revolving Credit Facility	(11)	S + 5.25%	0.75%	9.58%	4/30/2030	992	965	965	0.04
							792,436	780,281	31.78

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Consumer
Aviation Institute of Maintenance	(14)	S + 7.00%	1.50%	11.30%	5/3/2029	32,565	31,801	31,814	1.29
Aviation Institute of Maintenance - Delayed Draw Term Loan	(14)	S + 7.00%	1.50%	11.30%	5/3/2029	18,973	18,552	18,535	0.75
Cadogan Tate	(10)	S + 5.75%	0.00%	10.06%	11/7/2031	110,500	108,988	108,998	4.43
Cadogan Tate - Delayed Draw Term Loan	(10)(11)	S + 5.75%	0.00%	10.04%	10/31/2031	—	(364)	(363)	(0.01)
Cadogan Tate - Revolving Credit Facility	(10)(11)	S + 5.75%	0.00%	10.06%	11/7/2031	3,700	3,428	3,428	0.14
FEG, Inc.		S + 5.25%	1.00%	9.53%	5/10/2030	85,775	84,317	84,381	3.43
FEG, Inc. - Revolving Credit Facility	(11)	S + 5.25%	1.00%	9.54%	5/10/2030	—	(243)	(244)	(0.01)
Metropolis Technologies Inc.		S + 6.10%	1.00%	10.42%	5/16/2031	124,391	122,341	122,299	4.98
Sotheby's		N/A	N/A	7.38%	10/15/2027	17,260	15,191	17,072	0.69
Spartan College LLC		S + 7.00%	1.50%	11.30%	3/25/2031	33,277	32,305	32,323	1.32
Spartan College LLC - Delayed Draw Term Loan	(11)	S + 7.00%	1.50%	11.29%	3/25/2031	—	16	18	—
Vision Purchaser Corp.		S + 6.40%	1.00%	10.65%	6/10/2026	35,604	35,161	34,002	1.38
Vision Purchaser Corp. - Fourth Amended Term Loan		S + 6.50%	1.00%	10.65%	6/10/2026	4,189	4,000	4,000	0.16
Vision Purchaser Corp. - Incremental Term Loan		S + 6.40%	1.00%	10.65%	6/10/2026	2,472	2,462	2,361	0.10
							457,955	458,624	18.65
Telecommunications
Innovate Corp.	(10)	N/A	N/A	8.50%	2/1/2026	24,000	24,010	21,270	0.87
Ligado Networks LLC	(12)	N/A	N/A	15.5% PIK	11/1/2023	16,217	9,605	5,487	0.22
Ligado Networks LLC - DIP Roll-up		N/A	N/A	17.50% PIK	9/5/2025	1,573	1,573	1,400	0.06
Ligado Networks LLC - DIP Facility - Delayed Draw Term Loan	(11)	N/A	N/A	17.50% PIK	9/5/2025	1,710	1,710	1,510	0.06
Maxar Technologies Inc. - Revolving Credit Facility	(11)	S + 5.75%	1.00%	10.05%	5/3/2029	10,189	9,943	10,188	0.41
Maxar Technologies Inc.		S + 5.75%	1.00%	10.05%	5/3/2030	97,926	96,057	97,926	3.98
ViaSat, Inc.	(10)	S + 4.61%	0.50%	8.93%	5/30/2030	44,772	42,591	42,688	1.74
							185,489	180,469	7.34
Transportation: Cargo
Boasso Global - Delayed Draw Term Loan		S + 4.75%	0.75%	9.08%	7/1/2028	8,037	7,875	8,038	0.33
Boasso Global - Revolving Credit Facility	(11)	S + 4.75%	0.75%	9.04%	3/31/2028	—	(58)	(11)	—
Boasso Global		S + 4.75%	0.75%	9.08%	7/1/2028	58,047	56,991	57,883	2.36
							64,808	65,910	2.69

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Transportation: Consumer
Beacon Mobility Corp. - Delayed Draw Term Loan		S + 8.60%	0.00%	12.92% PIK	12/31/2025	1,474	1,472	1,474	0.06
Beacon Mobility Corp.		S + 8.60%	0.00%	12.92% PIK	12/31/2025	60,752	60,451	60,743	2.47
							61,923	62,217	2.53
Wholesale
DFS Holdings Company, Inc. - Delayed Draw Term Loan		S + 7.00%	1.00%	11.33%	1/31/2029	1,587	1,601	1,603	0.07
DFS Holdings Company, Inc.		S + 7.00%	1.00%	11.33%	1/31/2029	21,655	21,230	21,264	0.87
							22,831	22,867	0.94
Total First Lien Debt							4,949,833	4,967,758	202.12%
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation		S + 7.54%	0.50%	11.86%	3/15/2030	24,706	24,232	24,119	0.98
Services: Business
DISA Holdings Corp.		S + 8.50%	2.50%	12.82% (Incl 2.00% PIK)	3/9/2029	15,306	14,998	15,137	0.62
DISA Holdings Corp. - Delayed Draw Term Loan		S + 8.50%	2.50%	12.82% (Incl 2.00% PIK)	3/9/2029	2,870	2,814	2,838	0.12
Trace3 Inc.		S + 7.76%	0.50%	12.00%	10/8/2029	24,250	23,825	24,250	0.99
							41,637	42,225	1.73
Total Second Lien Debt							65,869	66,344	2.71%
Subordinated Debt
Services: Business
Ethos - PIK Note	(10)	N/A	N/A	13.00% PIK	3/31/2030	1,067	1,058	1,067	0.04
Healthcare & Pharmaceuticals
Solvias AG - Holdco Note	CH(9)(10)	N/A	N/A	12.50% PIK	2/27/2033	CHF 261	285	321	0.01
Total Subordinated Debt							1,343	1,388	0.05%

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Preferred Equity
Banking, Finance, Insurance & Real Estate
Accession Risk Management - Preferred Stock				13.25% PIK	8/15/2033	—	125	132	0.01
Retail
Xponential Fitness LLC - Series A Preferred Stock	(10)			6.50%	6/25/2029	—	258	174	0.01
Services: Consumer
Metropolis Technologies Inc. - Class A Preferred Stock				16.00% (Incl 11.00% PIK)	2/13/2034	20,166	20,027	19,988	0.81
Metropolis Technologies Inc. - Class B Preferred Stock				17.5% PIK	2/13/2034	7,535	7,297	7,268	0.30
Metropolis Technologies Inc. - Warrant					2/13/2034	4	189	69	—
							27,513	27,325	1.11
Total Preferred Equity							27,896	27,631	1.13%
Total Investments - non-controlled/non-affiliated							$5,044,941	$5,063,121	206.01%
Cash and Cash Equivalents
Cash and Cash Equivalents	(13)						$118,331	$118,331	4.81
Total Cash and Cash Equivalents							118,331	118,331	4.81%
Total Portfolio Investments, Cash and Cash Equivalents							$5,163,272	$5,181,452	210.82%

June 30, 2025
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	January 7, 2027	$127	AUD 196	$(3)	(0.0)%
Macquarie	March 11, 2026	$830	AUD 1,287	$(21)	(0.0)%
Macquarie	March 11, 2027	$848	AUD 1,314	$(23)	(0.0)%
Macquarie	April 7, 2027	$124	AUD 193	$(4)	(0.0)%
Macquarie	June 11, 2026	$856	AUD 1,326	$(22)	(0.0)%
Macquarie	June 11, 2027	$51,156	AUD 79,323	$(1,369)	(0.1)%
Macquarie	September 11, 2025	$824	AUD 1,280	$(20)	(0.0)%
Macquarie	September 11, 2026	$863	AUD 1,336	$(22)	(0.0)%
Macquarie	October 7, 2026	$127	AUD 196	$(3)	(0.0)%
Macquarie	December 11, 2025	$827	AUD 1,283	$(20)	(0.0)%
Macquarie	December 11, 2026	$855	AUD 1,325	$(23)	(0.0)%
Macquarie	July 14, 2028	$4,655	GBP 3,578	$(230)	(0.0)%
Macquarie	July 15, 2027	$3,341	GBP 2,557	$(160)	(0.0)%
Macquarie	July 31, 2025	GBP 854	$1,064	$607	0.0%
Macquarie	July 31, 2025	$105,726	GBP 80,000	$(4,134)	(0.2)%
Macquarie	July 31, 2025	$1,024	GBP 790	$(60)	(0.0)%
Macquarie	July 31, 2025	$1,251	GBP 988	$(105)	(0.0)%
Macquarie	September 17, 2025	$26,465	GBP 19,478	$(279)	(0.0)%
Macquarie	March 31, 2026	$1,268	CAD 1,718	$(8)	(0.0)%
Macquarie	June 30, 2026	$56,704	CAD 76,721	$(468)	(0.0)%
Macquarie	September 29, 2025	$1,315	CAD 1,786	$(2)	(0.0)%
Macquarie	December 31, 2025	$1,268	CAD 1,719	$(5)	(0.0)%
Macquarie	September 17, 2025	$43,329	EUR 37,240	$(753)	(0.0)%
Macquarie	February 26, 2027	$158,188	CHF 131,613	$(18,688)	(0.8)%
Macquarie	February 27, 2026	$2,197	CHF 1,895	$(261)	(0.0)%
Macquarie	March 29, 2029	$417	CHF 323	$(47)	(0.0)%
Macquarie	March 31, 2026	$379	CHF 325	$(45)	(0.0)%
Macquarie	March 31, 2027	$12	CHF 10	$(1)	(0.0)%
Macquarie	March 31, 2028	$12	CHF 10	$(2)	(0.0)%
Macquarie	May 27, 2026	$2,159	CHF 1,845	$(256)	(0.0)%
Macquarie	June 30, 2026	$386	CHF 329	$(46)	(0.0)%
Macquarie	June 30, 2027	$12	CHF 10	$(1)	(0.0)%
Macquarie	June 30, 2028	$12	CHF 10	$(2)	(0.0)%
Macquarie	August 27, 2025	$2,176	CHF 1,914	$(253)	(0.0)%
Macquarie	August 27, 2026	$2,250	CHF 1,906	$(267)	(0.0)%
Macquarie	September 29, 2028	$12	CHF 10	$(2)	(0.0)%
Macquarie	September 30, 2025	$380	CHF 333	$(44)	(0.0)%
Macquarie	September 30, 2026	$394	CHF 333	$(47)	(0.0)%
Macquarie	September 30, 2027	$12	CHF 10	$(2)	(0.0)%
Macquarie	November 27, 2026	$2,297	CHF 1,928	$(272)	(0.0)%
Macquarie	November 28, 2025	$2,179	CHF 1,898	$(257)	(0.0)%
Macquarie	December 29, 2028	$13	CHF 10	$(1)	(0.0)%
Macquarie	December 31, 2025	$383	CHF 333	$(46)	(0.0)%
Macquarie	December 31, 2026	$398	CHF 333	$(47)	(0.0)%
Macquarie	December 31, 2027	$12	CHF 10	$(2)	(0.0)%
				$(27,716)	(1.1)%

	Interest Rate Swaps as of June 30, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap	7.11%	SOFR + 3.117%	5/20/2030	$165,000	$3,680	$—	$4,539
Interest rate swap	6.25%	SOFR + 2.4115%	5/31/2030	500,000	7,984	—	7,984
Cash collateral				1,200	1,200	—	—
Total derivatives				$666,200	$12,864	$—	$12,523

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
(5)
Variable rate loans to the portfolio companies are indexed to the Secured Overnight Financing Rate ("SOFR") (denoted as "S"), Euro Interbank Offered Rate (“EURIBOR”) (denoted as “E”), Swiss Average Rate Overnight (“SARON”) (denoted as “SA”), Sterling Overnight Index Average (“SONIA”) (denoted as “SO”), or Bank Bill Swap Rate ("BBSW") (denoted as "B") and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025
(6)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2025.
(7)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(8)
Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(9)
The portfolio company is domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different jurisdiction than the domicile of the portfolio company. Foreign countries include Luxembourg (denoted as “LU”), the United Kingdom (denoted as “UK”), Switzerland (denoted as “CH”), Ireland (denoted as “IE”), and Australia (denoted as "AUS"). Portfolio companies domiciled in a foreign country are not “qualifying assets” under Section 55(a) of the 1940 Act.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, qualifying assets represented approximately 78.1% of total assets as calculated in accordance with regulatory requirements.
(11)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost, if applicable, results from unamortized fees on unfunded commitments, which are capitalized to the investment cost. The negative fair value, if applicable, results from the fair valuation of the unfunded commitment. See below for more information on the Company’s unfunded commitments (all commitments are first lien, unless otherwise noted).
(12)
Investment was on non-accrual status as of June 30, 2025, meaning that the Company has ceased recognizing interest income on these investments. As of June 30, 2025, debt investments on non-accrual status represented 0.2% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.
(13)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of June 30, 2025, $58,427 was held in FGTXX and had an average one year yield of 4.57%.
(14)
Portfolio company formerly known as Cotulla Acquisition Co.

June 30, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	$9,500	$(117)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(111)
Best Trash LLC	Delayed Draw	7/10/2026	14,050	(63)
Best Trash LLC	Revolver	7/10/2031	6,060	(65)
Boasso Global	Revolver	7/1/2026	6,250	(11)
Cadogan Tate	Delayed Draw	10/31/2026	59,500	(363)
Cadogan Tate	Revolver	10/31/2031	16,300	(220)
Carevet LLC	Delayed Draw	12/18/2025	19,800	(314)
Carevet LLC	Delayed Draw	6/18/2026	15,048	80
Carevet LLC	Revolver	6/18/2029	6,600	(52)
Red Fox CD Acquisition Corp.	Delayed Draw	11/30/2025	41,646	(912)
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	9/29/2025	18,382	307
Disa Holdings Corp.	Delayed Draw	3/1/2026	354	9
Disa Holdings Corp.	Revolver	9/9/2028	3,333	(35)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(231)
Faraday Buyer, LLC	Delayed Draw	11/17/2025	3,514	(12)
FEG, Inc.	Revolver	5/10/2030	15,000	(244)
Foundation Risk Partners	Delayed Draw	5/22/2026	550	2
Foundation Risk Partners	Delayed Draw	2/26/2027	11,694	(26)
Foundation Risk Partners	Revolver	10/29/2029	1,589	(7)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(17)
Four Winds Interactive LLC	Delayed Draw	2/20/2027	2,903	(25)
Four Winds Interactive LLC	Revolver	2/20/2030	1,935	(36)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(232)
Highgate Hotels, L.P.	Revolver	11/3/2029	8,750	—
Hotel Equities Group, LLC	Revolver	1/22/2029	7,100	(98)
Inframark	Delayed Draw	7/31/2026	2,168	(8)
K1 Speed Inc.	Delayed Draw	1/2/2026	2,429	(37)
Learnosity	Revolver	1/15/2031	7,500	(87)
Legends Hospitality	Delayed Draw	8/22/2026	3,750	(28)
Legends Hospitality	Revolver	8/22/2030	4,500	(74)
Ligado Networks LLC	Delayed Draw	9/5/2025	110	(12)

June 30, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Maxar Technologies Inc.	Revolver	5/3/2029	5,316	—
Natural Partners, Inc.	Revolver	3/15/2028	6,563	(64)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(48)
PetVet Care Centers	Delayed Draw	11/15/2025	6,981	(393)
PetVet Care Centers	Revolver	11/15/2029	6,981	(462)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2026	25,253	(125)
RPX Corporation	Revolver	8/2/2030	6,122	(78)
Sandlot Baseball Borrower Co.	Delayed Draw	6/5/2026	53,333	10
Sandlot Baseball Borrower Co.	Revolver	12/27/2028	10,000	—
Sky Merger Sub, LLC	Delayed Draw	5/28/2026	12,500	68
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(489)
Solvias AG	Revolver	2/27/2030	22,696	(529)
Spartan College LLC	Delayed Draw	9/25/2026	13,703	18
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(107)
Systems Planning and Analysis, Inc.	Delayed Draw	6/6/2027	14,004	(63)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,669	(39)
Townsend	Revolver	8/1/2030	2,500	(61)
Trillium FlowControl	Delayed Draw	6/20/2026	3,667	(22)
Trillium FlowControl	Revolver	12/20/2029	2,667	(18)
USA Debusk LLC	Delayed Draw	4/30/2026	5,229	(26)
USA Debusk LLC	Revolver	4/30/2030	1,298	(15)
Total Unfunded Commitments			$582,689	$(5,482)

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

On June 30, 2025, the Company entered into Amendment No. 1 to the Advisory Agreement (the “Amendment”), dated as of June 30, 2025, by and among the Company, MSD, and BDT & MSD BDC Management, LLC (“BDT & MSD BDC Management”). As a result of the Amendment, BDT & MSD BDC Management was appointed to serve as the Company’s investment adviser rather than MSD, and BDT & MSD BDC Management became responsible for the overall management of the Company’s investment activities and daily portfolio management obligations in place of MSD. The Amendment was entered into in connection with the internal reorganization of BDT, the ultimate parent company of MSD and BDT & MSD BDC Management, and there were no changes to the advisory services provided to the Company, including no changes in the personnel providing the advisory services or any changes to the advisory fees payable by the Company.

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

The Company has investments in its portfolio that contain payment-in-kind ("PIK") provisions. PIK represents interest that is accrued and recorded at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statement of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized income is generally reversed through interest income. To maintain the Company’s status as a RIC after the Corporate Conversion, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

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

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both June 30, 2025 and December 31, 2024. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the three and six months ended June 30, 2025, the Company did not incur any interest or penalties.

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

Segment Reporting

In accordance with ASC Topic 280, the Company has determined that it has a single operating and reporting segment with an investment objective to generate both net investment income and, to a lesser extent, capital appreciation through debt and preferred equity investments. The Chief Operating Decision Maker (the "CODM"), which comprises the Company’s Chief Executive Officer and Chief Financial Officer, assesses the performance and makes operating decisions of the Company on a consolidated basis, primarily based on the Company’s net increase in shareholders' equity resulting from operations. In addition to numerous other factors and metrics, the CODM utilizes net investment income as a key metric in determining the amount of dividends to be distributed to the Company's shareholders. As the Company's operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets,” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

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

Investment Advisory Agreement

On November 24, 2021, the Company entered into the Original Advisory Agreement with the Adviser. Effective January 1, 2023, the Company entered into the Advisory Agreement. The terms of the Advisory Agreement are substantially identical to those of the Original Advisory Agreement, including with respect to the advisory services provided to the Company. On June 30, 2025, the Company entered into the Amendment, pursuant to which BDT & MSD BDC Management was appointed to serve as the Company’s investment adviser in place of MSD. Pursuant to the Amendment there were no changes to the advisory services provided to the Company, including no changes in the personnel providing the advisory services or any changes to the advisory fees payable by the Company.

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

Co-Investment Transactions Exemptive Relief

On June 9, 2025, the Company and certain of its affiliates were granted an order for co-investment exemptive relief by the SEC based on an updated model of co-investment order that was recently granted by the SEC (the “Order”). The Order supersedes the prior exemptive order granted on February 16, 2022, as amended on August 31, 2022. The Order permits the Company to participate in negotiated co-investment transactions with other funds managed by the

Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things: (1) when the Company co-invests with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

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

The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2025 and 2024:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Related Party	Source Agreement & Description	2025	2024	2025	2024
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$9,461	$5,534	$18,427	$10,095
Adviser	Advisory Agreement - income based incentive fee	10,882	7,566	22,314	13,686
Adviser	Advisory Agreement - board of directors' fees	77	77	155	155
Adviser	Advisory Agreement - capital gains incentive fee	(1,806)	1,256	(2,249)	2,327
Administrator	Administration Agreement - administration expense	875	714	1,950	2,422

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$4,949,833	$4,967,758	98.12%	$4,380,981	$4,375,355	96.61%
Second lien debt	65,869	66,344	1.31	89,589	89,485	1.98
Subordinated debt	1,343	1,388	0.03	990	990	0.02
Equity and Other Investments	27,896	27,631	0.54	63,397	63,234	1.39
Total investments	$5,044,941	$5,063,121	100.00%	$4,534,957	$4,529,064	100.00%

The industry composition of investments at fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
Aerospace & Defense	5.14%	4.72%
Automotive	—	0.24
Banking, Finance, Insurance & Real Estate	6.20	6.82
Beverage, Food & Tobacco	0.40	0.46
Capital Equipment	2.74	3.23
Chemicals, Plastics & Rubber	1.33	1.50
Construction & Building	7.27	7.77
Consumer Goods: Durable	—	1.98
Consumer Goods: Non-durable	6.33	6.90
Containers, Packaging & Glass	1.73	1.72
Energy: Oil & Gas	0.04	0.05
Environmental Industries	0.39	0.40
Healthcare & Pharmaceuticals	9.89	6.53
High Tech Industries	7.83	4.66
Hotel, Gaming & Leisure	8.97	10.73
Media: Advertising, Printing & Publishing	2.47	2.60
Media: Broadcasting & Subscription	—	0.49
Media: Diversified & Production	3.40	1.68
Retail	1.81	1.92
Services: Business	17.92	18.38
Services: Consumer	9.60	8.84
Sovereign & Public Finance	—	1.11
Telecommunications	3.56	4.02
Transportation: Cargo	1.30	1.46
Transportation: Consumer	1.23	1.29
Wholesale	0.45	0.50
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,462,361	$4,462,942	88.15%	181.59%
Luxembourg	74,733	61,798	1.22	2.51
United Kingdom	225,914	236,780	4.68	9.63
Switzerland	142,707	161,859	3.20	6.59
Ireland	91,275	91,115	1.80	3.71
Australia	47,951	48,627	0.95	1.98
Total	$5,044,941	$5,063,121	100.00%	206.01%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,204,937	$4,209,632	92.95%	175.26%
Luxembourg	73,272	69,901	1.54	2.91
United Kingdom	256,748	249,531	5.51	10.39
Total	$4,534,957	$4,529,064	100.00%	188.56%

As of both June 30, 2025 and December 31, 2024, one investment in the portfolio was on non-accrual status.

As of June 30, 2025, on a fair value basis, approximately 98.1% of our performing debt investments bore interest at a floating rate and approximately 1.9% of our performing debt investments bore interest at a fixed rate.

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

The following tables present the open foreign currency forward contracts as of June 30, 2025 and December 31, 2024:

June 30, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
AUD	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 196	$127	$130	$(3)
AUD	March 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,287	$830	$851	$(21)
AUD	March 11, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,314	$848	$871	$(23)
AUD	April 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 193	$124	$128	$(4)
AUD	June 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,326	$856	$878	$(22)
AUD	June 11, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 79,323	$51,156	$52,525	$(1,369)
AUD	September 11, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,280	$824	$844	$(20)
AUD	September 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,336	$863	$885	$(22)
AUD	October 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 196	$127	$130	$(3)
AUD	December 11, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,283	$827	$847	$(20)

June 30, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
AUD	December 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,325	$855	$878	$(23)
GBP	July 14, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,578	$4,655	$4,885	$(230)
GBP	July 15, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 2,557	$3,341	$3,501	$(160)
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP (1,064)	$(854)	$(1,461)	$607
GBP	July 31, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 80,000	$105,726	$109,860	$(4,134)
GBP	July 31, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 790	$1,024	$1,084	$(60)
GBP	July 31, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 988	$1,251	$1,356	$(105)
GBP	September 17, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 19,478	$26,465	$26,744	$(279)
CAD	March 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,718	$1,268	$1,276	$(8)
CAD	June 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 76,721	$56,704	$57,172	$(468)
CAD	September 29, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,786	$1,315	$1,317	$(2)
CAD	December 31, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,719	$1,268	$1,273	$(5)
EUR	September 17, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 37,240	$43,329	$44,082	$(753)
CHF	February 26, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 131,613	$158,188	$176,876	$(18,688)
CHF	February 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,895	$2,197	$2,458	$(261)
CHF	March 29, 2029	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 323	$417	$464	$(47)
CHF	March 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 325	$379	$424	$(45)
CHF	March 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	March 31, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$14	$(2)
CHF	May 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,845	$2,159	$2,415	$(256)

June 30, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CHF	June 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 329	$386	$432	$(46)
CHF	June 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	June 30, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$14	$(2)
CHF	August 27, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,914	$2,176	$2,429	$(253)
CHF	August 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,906	$2,250	$2,517	$(267)
CHF	September 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$14	$(2)
CHF	September 30, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$380	$424	$(44)
CHF	September 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$394	$441	$(47)
CHF	September 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$14	$(2)
CHF	November 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,928	$2,297	$2,569	$(272)
CHF	November 28, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,898	$2,179	$2,436	$(257)
CHF	December 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$13	$14	$(1)
CHF	December 31, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$383	$429	$(46)
CHF	December 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$398	$445	$(47)
CHF	December 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$14	$(2)
Total					$477,209	$504,925	$(27,716)

December 31, 2024
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	March 19, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 20,029	$25,407	$25,068	$338
GBP	July 14, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,578	$4,655	$4,479	$176
GBP	July 15, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 2,557	$3,341	$3,195	$146
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 80,000	$105,726	$100,128	$5,598
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 790	$1,024	$988	$36
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 988	$1,251	$1,235	$16
CAD	March 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,845	$1,354	$1,287	$67
CAD	March 31, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,718	$1,268	$1,216	$52
CAD	June 30, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,823	$1,340	$1,276	$63
CAD	June 30, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 76,721	$56,704	$54,480	$2,224
CAD	September 29, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,786	$1,315	$1,255	$60
CAD	December 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,719	$1,268	$1,213	$54
EUR	March 19, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 37,240	$39,318	$38,707	$611
Total					$243,971	$234,527	$9,441

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the three and six months ended June 30, 2025 and 2024:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Statement of Operations Location	2025	2024	2025	2024
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(3,391)	$977	$(5,259)	$2,008
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(31,829)	(397)	(37,157)	550
Net realized and unrealized gains on foreign currency forward contracts		$(35,220)	$580	$(42,416)	$2,558

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

The following table presents the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of June 30, 2025 and December 31, 2024:

As of	Counterparty	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Assets Presented in the Statement of Financial Position	Collateral Received (1)	Net position of Derivative Assets and Collateral Received
June 30, 2025	Macquarie	$607	$(607)	$—	$—	$—

As of	Counterparty	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Liabilities Presented in the Statement of Financial Position	Collateral Pledged (1)	Net position of Derivative Liabilities and Pledged Collateral
June 30, 2025	Macquarie	$(28,323)	$607	$(27,716)	$—	$(27,716)

As of	Counterparty	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Assets Presented in the Statement of Financial Position	Collateral Pledged (1)	Net position of Derivative Assets and Collateral Received
December 31, 2024	Macquarie	$9,441	$—	$9,441	$—	$9,441
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

The Company may also enter into interest rate swap transactions from time to time to hedge fixed rate debt obligations to align with our predominantly floating rate portfolio. The Company designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. As of June 30, 2025 and December 31, 2024, the counterparty to all of the Company's interest rate swaps was Goldman Sachs International. Certain information related to the Company's interest rate swap as of June 30, 2025 is presented below:

As of June 30, 2025
Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap	Series F Notes	7.11%	SOFR + 3.117%	5/20/2030	$165,000
Interest rate swap	2030 Notes	6.25%	SOFR + 2.4115%	5/31/2030	$500,000

As a result of the Company's designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Company is required to fair value the hedging instruments and the related hedged items. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. For the three and six months ended June 30, 2025 the interest rate swaps had a change in fair value of $9.8 million and $12.5 million, respectively, which is offset within interest expense by an equal, but opposite, fair value change for the hedged risk on the Series F and 2030 Notes. For the three and six months ended June 30, 2025 and 2024, the Company recognized no net change in realized or unrealized gains or losses on interest rate swaps not designated as hedging instruments in the Consolidated Statements of Operations. The balance sheet impact of fair valuing the interest rate swaps as of June 30, 2025 and December 31, 2024 is presented below:

As of June 30, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap (1)	$165,000	5/20/2030	$3,680	$—	Prepaid expenses and other assets
Interest rate swap (2)	$500,000	5/31/2030	$7,984	$—	Prepaid expenses and other assets
(1)
The asset related to the fair value of the interest rate swaps was offset by a $3.7 million increase to the carrying value of the Series F Notes.
(2)
The asset related to the fair value of the interest rate swaps was offset by a $8 million increase to the carrying value of the 2030 Notes.

As of December 31, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap (1)	$165,000	5/20/2030	$—	$(859)	Accrued expenses and other liabilities
(1)
The asset related to the fair value of the interest rate swaps was offset by a $0.9 million decrease to the carrying value of the Series F Notes.

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of June 30, 2025 and December 31, 2024, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$534,415	$4,433,343	$4,967,758
Second lien debt	—	24,119	42,225	66,344
Subordinated debt	—	—	1,388	1,388
Equity and Other Investments	—	—	27,631	27,631
Cash and cash equivalents	118,331	—	—	118,331
Total Portfolio Investments, Cash and Cash Equivalents	$118,331	$558,534	$4,504,587	$5,181,452
Percentage of total	2.28%	10.78%	86.94%	100.00%
Interest rate swaps	$—	$11,664	$—	$11,664
Foreign currency forward contracts	$—	$(27,716)	$—	$(27,716)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$720,868	$3,654,487	$4,375,355
Second lien debt	—	47,466	42,019	89,485
Subordinated debt	—	—	990	990
Equity and Other Investments	—	—	63,234	63,234
Cash and cash equivalents	109,302	—	—	109,302
Total Portfolio Investments, Cash and Cash Equivalents	$109,302	$768,334	$3,760,730	$4,638,366
Percentage of total	2.36%	16.55%	81.08%	100.00%
Interest rate swaps	$—	$(859)		$(859)
Foreign currency forward contracts	$—	$9,441	$—	$9,441

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2025:

	For the Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$4,160,475	$42,123	$1,302	$64,412	$4,268,312
Purchase of investments (including PIK)	258,627	90	44	1,572	260,333
Proceeds from principal repayments and sales of investments	(67,569)	—	—	(38,362)	(105,931)
Amortization of premium/accretion of discount, net	3,746	40	1	(5)	3,782
Net realized gain (loss) on investments	625	—	—	128	753
Net change in unrealized appreciation (depreciation) on investments	25,120	(28)	41	(114)	25,019
Transfers out of Level 3 (1)	—	—	—	—	—
Transfers to Level 3 (1)	52,319	—	—	—	52,319
Fair value, end of period	$4,433,343	$42,225	$1,388	$27,631	$4,504,587
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2025	$25,104	$(28)	$41	$12	$25,129

	For the Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$3,654,487	$42,019	$990	$63,234	$3,760,730
Purchase of investments (including PIK)	766,184	182	351	2,781	769,498
Proceeds from principal repayments and sales of investments	(130,876)	—	—	(38,362)	(169,238)
Amortization of premium/accretion of discount, net	8,526	90	2	(48)	8,570
Net realized gain (loss) on investments	1,432	—	—	129	1,561
Net change in unrealized appreciation (depreciation) on investments	28,032	(66)	45	(103)	27,908
Transfers to Level 3 (1)	105,558	—	—	—	105,558
Fair value, end of period	$4,433,343	$42,225	$1,388	$27,631	$4,504,587
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2025	$28,202	$(66)	$—	$25	$28,161
(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the three and six months ended June 30, 2025, three and six investments, respectively, were transferred from Level 2 to Level 3, as valuation coverage on level 2 investments decreased to less than two independent pricing services. For the three and six months ended June 30, 2025, there were no investments that were transferred from Level 3 to Level 2.

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2024.

	For the Three Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$1,485,247	$176,343	$28,577	$1,690,167
Purchase of investments (including PIK)	1,126,381	91	25,216	1,151,688
Proceeds from principal repayments and sales of investments	(92,534)	(48,484)	—	(141,018)
Amortization of premium/accretion of discount, net	1,537	81	1	1,619
Net realized gain (loss) on investments	(645)	631	—	(14)
Net change in unrealized appreciation (depreciation) on investments	5,595	1,552	4,108	11,255
Transfers out of Level 3 (1)	(52,372)	—	—	(52,372)
Transfers to Level 3 (1)	64,609	—	—	64,609
Fair value, end of period	$2,537,818	$130,214	$57,902	$2,725,934
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2024	$6,365	$1,761	$4,108	$12,234

	For the Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$1,200,165	$130,876	$27,892	$1,358,933
Purchase of investments (including PIK)	1,555,837	185	26,270	1,582,292
Proceeds from principal repayments and sales of investments	(197,011)	(48,484)	—	(245,495)
Amortization of premium/accretion of discount, net	3,849	211	(2)	4,058
Net realized gain (loss) on investments	2,308	631	—	2,939
Net change in unrealized appreciation (depreciation) on investments	8,566	2,001	3,742	14,309
Transfers out of Level 3 (1)	(52,465)	—	—	(52,465)
Transfers to Level 3 (1)	16,569	44,794	—	61,363
Fair value, end of period	$2,537,818	$130,214	$57,902	$2,725,934
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2024	$9,884	$2,115	$3,742	$15,741
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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$4,270,050	Market Yield Analysis	Market Yield Discount Rates	6.35%	16.68%	9.79%
	58,470	Recent Transaction	Transaction Price	98.52	100.00	98.61
	4,328,520
Second lien debt	42,225	Market Yield Analysis	Market Yield Discount Rates	10.49%	13.17%	11.71%
Subordinated debt	1,067	Market Yield Analysis	Market Yield Discount Rates	12.59%	13.59%	13.09%
Preferred equity	27,561	Market Yield Analysis	Market Yield Discount Rates	9.75%	19.92%	17.83%
		Black-Scholes	Volatility	32.66%	32.66%	32.66%
Warrants	69	Black-Scholes	Volatility	36.70%	36.70%	36.70%
Total	$4,399,442

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$3,396,459	Market Yield Analysis	Market Yield Discount Rates	7.72%	16.69%	10.62%
	242,563	Recent Transaction	Transaction Price	98.00	99.25	98.18
	3,639,022
Second lien debt	42,019	Market Yield Analysis	Market Yield Discount Rates	10.45%	13.82%	11.95%
Subordinated debt	990	Recent Transaction	Transaction Price	99.00	99.00	99.00
Preferred equity	63,155	Market Yield Analysis	Market Yield Discount Rates	9.33%	9.33%	15.54%
		Black-Scholes	Volatility	34.20%	34.20%	34.20%
Warrants	79	Black-Scholes	Volatility	29.13%	29.13%	29.13%
Total	$3,745,265
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of June 30, 2025 and December 31, 2024, the Company had investments of this nature measured at fair value totaling $105.1 million and $15.5 million, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s variable interest Credit Facilities, which would be categorized as Level 3 within the fair value hierarchy, as of both June 30, 2025 and December 31, 2024, respectively, approximates their carrying value. The fair value of the Company's Series A Notes, Series C Notes, Series F Notes, and 2030 Notes (see Note 7. Borrowings) is based on vendor pricing received by the Company, which is considered a Level 3 input.

The following table presents the fair value of the Company’s Series A Notes, Series C Notes, Series F Notes, and 2030 Notes as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Outstanding Principal	Fair Value
Series A Notes	$69,000	$70,466
Series C Notes	116,000	119,915
Series F Notes	165,000	168,680
2030 Notes	500,000	502,774
Total	$850,000	$861,835

	December 31, 2024
	Outstanding Principal	Fair Value
Series A Notes	$69,000	$68,914
Series C Notes	116,000	115,420
Series F Notes	165,000	164,175
Total	$350,000	$348,509

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

The Company’s outstanding debt obligations as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$480,000	$474,402	$70,000	4/8/2029
SPV II facility	595,000	449,000	444,098	146,000	8/15/2028
Collateralized loan obligations	390,000	390,000	386,851	—	10/15/2035
Revolving credit facility	450,000	258,000	253,024	192,000	11/19/2029
2030 Notes	500,000	500,000	497,224	—	5/31/2030
Series A Notes	69,000	69,000	68,295	—	8/7/2027
Series B Notes	75,000	75,000	73,612	—	8/7/2027
Series C Notes	116,000	116,000	115,233	—	8/7/2029
Series D Notes	75,000	75,000	74,102	—	8/7/2029
Series E Notes	50,000	50,000	49,441	—	5/20/2028
Series F Notes	165,000	165,000	166,696	—	5/20/2030
Series G Notes	50,000	50,000	49,399	—	5/20/2030
Total	$3,085,000	$2,677,000	$2,652,377	$408,000

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$503,000	$496,667	$47,000	4/8/2029
SPV II facility	595,000	537,000	531,322	58,000	8/15/2028
Collateralized loan obligations	390,000	390,000	386,697	—	10/15/2035
Revolving credit facility	450,000	150,000	144,890	300,000	11/19/2029
Loan repurchase obligations	52,043	52,043	52,043	—	2/21/2025
Series A Notes	69,000	69,000	68,128	—	8/7/2027
Series B Notes	75,000	75,000	74,052	—	8/7/2027
Series C Notes	116,000	116,000	114,444	—	8/7/2029
Series D Notes	75,000	75,000	73,994	—	8/7/2029
Series E Notes	50,000	50,000	49,356	—	5/20/2028
Series F Notes	165,000	165,000	161,978	—	5/20/2030
Series G Notes	50,000	50,000	49,344	—	5/20/2030
Total	$2,637,043	$2,232,043	$2,202,915	$405,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs, amortized original issue discount, and the fair value of any interest rate swap designated as a fair value hedge.
(2)
The unused portion is the amount upon which commitment fees are based, if any.

The components of interest expense for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense	45,860	$32,010	$88,049	$59,487
Unused/undrawn fees	355	225	490	439
Administration fees	358	344	712	650
Interest rate swap	863	—	1,020	—
Accretion of original issue discount	249	—	249	—
Amortization of deferred financing costs	1,915	992	3,311	1,827
Total interest expense	$49,600	$33,571	$93,831	$62,403
Average borrowings	$2,652,688	$1,580,554	$2,540,548	$1,466,492

Weighted average interest rate (1)	7.19%	8.24%	7.13%	8.26%
Amortization of financing costs	0.29%	0.25%	0.26%	0.25%
Total borrowing costs	7.48%	8.49%	7.39%	8.51%

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

As of both June 30, 2025 and December 31, 2024, respectively, the Company was in compliance with all covenants associated with the SPV I Facility.

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

As of both June 30, 2025 and December 31, 2024, respectively, the Company was in compliance with all covenants associated with the SPV II Facility.

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

As of June 30, 2025, the Company had no outstanding Repurchase Obligations.

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

On April 2, 2025, the Company and U.S. Bank Trust Company, National Association (the “Trustee”), entered into an Indenture, dated April 2, 2025, between the Company and the Trustee (the “Base Indenture”) and a First Supplemental Indenture, dated April 2, 2025, between the Company and the Trustee (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). The First Supplemental Indenture relates to the Company’s issuance, offer and sale of $500,000,000 aggregate principal amount of its 6.250% notes due 2030 (the “2030 Notes”).

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

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of June 30, 2025 and December 31, 2024, the Company’s unfunded commitments consisted of the following:

June 30, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	$9,500	$(117)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(111)
Best Trash LLC	Delayed Draw	7/10/2026	14,050	(63)
Best Trash LLC	Revolver	7/10/2031	6,060	(65)
Boasso Global	Revolver	7/1/2026	6,250	(11)
Cadogan Tate	Delayed Draw	10/31/2026	59,500	(363)
Cadogan Tate	Revolver	10/31/2031	16,300	(220)
Carevet LLC	Delayed Draw	12/18/2025	19,800	(314)
Carevet LLC	Delayed Draw	6/18/2026	15,048	80
Carevet LLC	Revolver	6/18/2029	6,600	(52)
Red Fox CD Acquisition Corp.	Delayed Draw	11/30/2025	41,646	(912)
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	9/29/2025	18,382	307
Disa Holdings Corp.	Delayed Draw	3/1/2026	354	9
Disa Holdings Corp.	Revolver	9/9/2028	3,333	(35)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(231)
Faraday Buyer, LLC	Delayed Draw	11/17/2025	3,514	(12)
FEG, Inc.	Revolver	5/10/2030	15,000	(244)
Foundation Risk Partners	Delayed Draw	5/22/2026	550	2
Foundation Risk Partners	Delayed Draw	2/26/2027	11,694	(26)
Foundation Risk Partners	Revolver	10/29/2029	1,589	(7)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(17)
Four Winds Interactive LLC	Delayed Draw	2/20/2027	2,903	(25)
Four Winds Interactive LLC	Revolver	2/20/2030	1,935	(36)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(232)
Highgate Hotels, L.P.	Revolver	11/3/2029	8,750	—
Hotel Equities Group, LLC	Revolver	1/22/2029	7,100	(98)
Inframark	Delayed Draw	7/31/2026	2,168	(8)
K1 Speed Inc.	Delayed Draw	1/2/2026	2,429	(37)
Learnosity	Revolver	1/15/2031	7,500	(87)
Legends Hospitality	Delayed Draw	8/22/2026	3,750	(28)
Legends Hospitality	Revolver	8/22/2030	4,500	(74)
Ligado Networks LLC	Delayed Draw	9/5/2025	110	(12)
Maxar Technologies Inc.	Revolver	5/3/2029	5,316	—
Natural Partners, Inc.	Revolver	3/15/2028	6,563	(64)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(48)
PetVet Care Centers	Delayed Draw	11/15/2025	6,981	(393)
PetVet Care Centers	Revolver	11/15/2029	6,981	(462)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2026	25,253	(125)
RPX Corporation	Revolver	8/2/2030	6,122	(78)
Sandlot Baseball Borrower Co.	Delayed Draw	6/5/2026	53,333	10
Sandlot Baseball Borrower Co.	Revolver	12/27/2028	10,000	—
Sky Merger Sub, LLC	Delayed Draw	5/28/2026	12,500	68
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(489)
Solvias AG	Revolver	2/27/2030	22,696	(529)
Spartan College LLC	Delayed Draw	9/25/2026	13,703	18
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(107)
Systems Planning and Analysis, Inc.	Delayed Draw	6/6/2027	14,004	(63)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,669	(39)
Townsend	Revolver	8/1/2030	2,500	(61)
Trillium FlowControl	Delayed Draw	6/20/2026	3,667	(22)
Trillium FlowControl	Revolver	12/20/2029	2,667	(18)
USA Debusk LLC	Delayed Draw	4/30/2026	5,229	(26)
USA Debusk LLC	Revolver	4/30/2030	1,298	(15)
Total Unfunded Commitments			$582,689	$(5,482)

December 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ALF Finance	Delayed Draw	12/10/2029	$29,000	$3
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(127)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(124)
Best Trash LLC	Delayed Draw	7/10/2031	16,250	(88)
Best Trash LLC	Revolver	7/10/2031	6,060	(71)
Boasso Global	Delayed Draw	7/1/2028	1,175	15
Boasso Global	Delayed Draw	7/1/2028	4,038	12
Boasso Global	Revolver	7/1/2026	6,250	(11)
Cadogan Tate	Delayed Draw	10/31/2031	59,500	(425)
Cadogan Tate	Revolver	10/31/2031	18,700	(274)
Carevet LLC	Delayed Draw	6/18/2029	19,800	(354)
Carevet LLC	Delayed Draw	6/18/2029	33,000	71
Carevet LLC	Revolver	6/18/2029	6,600	(59)
Confluent Holdings LLC	Delayed Draw	3/28/2029	4,318	20
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	8/29/2029	26,094	15
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(17)
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(51)
Disa Holdings Corp.	Delayed Draw	9/9/2028	11,063	(53)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(257)
Faraday Buyer, LLC	Delayed Draw	10/10/2028	3,514	(19)
FEG, Inc.	Revolver	5/10/2030	15,000	(268)
Foundation Risk Partners	Delayed Draw	10/29/2030	4,898	13
Foundation Risk Partners	Revolver	10/29/2029	1,589	(4)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(8)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(254)
Highgate Hotels, L.P.	Revolver	11/3/2029	12,500	—
Hotel Equities Group, LLC	Revolver	1/22/2029	10,000	(162)
Inframark	Delayed Draw	7/31/2031	3,364	(15)
K1 Speed Inc.	Delayed Draw	1/2/2029	3,643	(70)
Legends Hospitality	Delayed Draw	8/22/2031	3,750	(34)
Legends Hospitality	Revolver	8/22/2031	6,750	(128)
Maxar Technologies Inc.	Revolver	5/3/2029	8,417	-
Natural Partners, Inc.	Revolver	11/29/2027	6,563	(122)
Neptune Platform Buyer, LLC	Delayed Draw	1/19/2031	1,544	(8)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(54)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	61
PetVet Care Centers	Revolver	11/15/2029	6,981	(66)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2030	25,253	(156)
Red Fox CD Acquisition Corp.	Delayed Draw	3/4/2030	7,364	(127)
RPX Corporation	Revolver	8/2/2030	6,122	(85)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	13,800	56
Sky Merger Sub, LLC	Delayed Draw	5/28/2029	12,500	37
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(551)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(120)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	42,286	(59)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	5,827	(52)
TIC Bidco LTD	Delayed Draw	6/16/2031	1,577	(9)
Townsend	Revolver	8/1/2029	2,500	(69)
Trillium FlowControl	Delayed Draw	12/20/2029	3,667	(27)
Trillium FlowControl	Revolver	12/20/2029	3,000	(22)
USA Debusk LLC	Delayed Draw	4/30/2031	5,420	(33)
USA Debusk LLC	Revolver	4/30/2030	1,603	(21)
Total Unfunded Commitments			$574,819	$(4,151)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both June 30, 2025 and December 31, 2024, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

The Company has the authority to issue up to 200,000,250 shares of stock, of which 200,000,000 shares are classified as common stock, par value $0.001 per share, and 250 shares are classified as preferred stock, par value $0.001 per share, which have been previously designated the “12.0% Series A Cumulative Non-Voting Preferred Stock”. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of June 30, 2025, the Company had received Capital Commitments totaling approximately $3.1 billion ($960.5 million remaining undrawn).

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements as of June 30, 2025:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
March 8, 2023	2,601,909	$60,000
April 21, 2023	4,446,421	$100,000
August 8, 2023	3,225,807	$75,000
December 29, 2023	4,310,345	$100,000
March 27, 2024	9,449,812	$225,000
June 5, 2024	16,366,612	$400,000
July 10, 2024	4,163,197	$100,000
September 27, 2024	14,553,015	$350,000
October 31, 2024	10,300,783	$250,000
Total	89,705,874	$2,149,988

Distributions

The Company declared the following distributions for the six months ended June 30, 2025 and 2024:

			Regular	Special	Per Share
Date Declared	Record Date	Payment Date	Distribution	Distribution	Amount	Total Amount
For Calendar Year 2025
March 4, 2025	March 13, 2025	March 27, 2025	$0.65	$—	$0.65	$65,397
May 12, 2025	June 13, 2025	June 27, 2025	$0.65	$0.02	$0.67	$68,452
					$1.32	$133,849
For Calendar Year 2024
March 6, 2024	March 15, 2024	March 28, 2024	$0.65	$—	$0.65	$26,182
May 8, 2024	June 14, 2024	June 27, 2024	$0.65	$0.08	$0.73	$48,879
					$1.38	$75,061

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

The following table summarizes the DRP Shares issued to shareholders who have “opted in” to the DRP as of June 30, 2025 and the value of such Shares as of the payment dates:

Payment Date	DRP Shares Issued	DRP Shares Value
April 15, 2022	286,055	$7,200
July 15, 2022	373,593	$9,321
October 17, 2022	377,076	$8,646
December 30, 2022	801,437	$18,056
April 17, 2023	637,800	$13,892
June 28, 2023	754,571	$16,789
September 28, 2023	828,460	$18,945
December 28, 2023	1,347,765	$31,456
March 28, 2024	861,529	$20,039
June 27, 2024	1,246,983	$29,653
September 27, 2024	1,179,974	$28,260
December 27, 2024	2,210,389	$53,204
March 27, 2025	1,555,293	$37,125
June 27, 2025	1,630,752	$38,877
	$14,091,677	331,463

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per Share during the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net increase in net assets resulting from operations	$51,427	$49,990	$113,698	$97,298
Weighted average shares outstanding	102,237,701	55,270,116	101,467,721	48,036,300
Earnings per share	$0.50	$0.90	$1.12	$2.03

Note 11. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Per Share Data:
Net assets, beginning of period	$23.87	$23.26
Net investment income (1)	1.27	1.57
Net realized gain (loss) (1)	(0.02)	0.26
Net change in unrealized appreciation (depreciation) (2)	(0.13)	0.25
Net increase in net assets resulting from operations	1.12	2.08
Distributions declared from net investment income (3)	(1.32)	(1.38)
Issuance of shares in connection with our DRP program	0.00	(0.01)
Total increase (decrease) in net assets	(0.20)	0.69
Net assets, end of period	$23.67	$23.95
Shares outstanding, end of period	103,797,551	68,204,148
Total return based on NAV (4)	4.73%	9.11%
Ratios:
Expenses to average net assets (5)	11.64%	14.69%
Net investment income to average net assets (5)	10.47%	11.53%
Portfolio turnover rate (6)	7.95%	21.27%
Supplemental Data:
Net assets, end of period	$2,457,740	$1,634,471
Total capital commitments, end of period	$3,110,483	$2,201,843
Ratios of total contributed capital to total committed capital, end of period	69.12%	65.85%
Average debt outstanding	$2,540,548	$1,466,492
Asset coverage ratio (7)	192.1%	187.7%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the six months ended June 30, 2025 and 2024, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of August 13, 2025, the date that the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this management's discussion and analysis of financial condition and results of operations relates to MSD Investment Corp., including its wholly-owned subsidiaries (collectively, "we", "us", "our" or the "Company"). The terms “Adviser” and “MSD,” prior to June 30, 2025, refer to MSD Partners, L.P., a Delaware limited partnership, and subsequent to June 30, 2025, refer to BDT & MSD BDC Management, LLC, a Delaware limited liability company, each in their capacity as our investment adviser. The term “Administrator” refers to MSD Partners, L.P., a Delaware limited partnership, in its capacity as our administrator. The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” The discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those risks set forth in section entitled “Part I Item 1A Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 19, 2025.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of June 30, 2025 and December 31, 2024 and (ii) for the three and six months ended June 30, 2025 and 2024:

	As of
	June 30, 2025	December 31, 2024
Total assets	$5,223,255	$4,685,663
Investments in portfolio companies, at fair value	$5,063,121	$4,529,064
Borrowings	$2,677,000	$2,232,043
Net assets	$2,457,740	$2,401,934
Net asset value per common share	$23.67	$23.87
Leverage ratio (borrowings / total assets)	51.3%	47.6%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Average net assets	$2,446,825	$1,419,101	$2,431,861	$1,258,596
Average borrowings	$2,652,688	$1,580,554	$2,540,548	$1,466,492
Cost of investments purchased	$273,314	$1,313,967	$863,644	$1,805,382
Sales of investments	$60,474	$57,427	$107,584	$69,246
Principal repayments	$128,445	$364,196	$277,801	$512,395
Net investment income	$63,469	$41,613	$128,692	$75,225
Net realized gains (losses)	$(452)	$7,799	$(2,291)	$12,345
Net change in unrealized appreciation (depreciation)	$(11,590)	$578	$(12,703)	$9,728
Net increase (decrease) in net assets resulting from operations	$51,427	$49,990	$113,698	$97,298
Net investment income per share - basic and diluted	$0.62	$0.75	$1.27	$1.57
Earnings per share - basic and diluted	$0.50	$0.90	$1.12	$2.03

Portfolio and Investment Activity for the three and six months ended June 30, 2025 and 2024

The following table presents our portfolio company activity for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Portfolio companies at beginning of period	86	67	84	61
Number of added portfolio companies	5	17	11	28
Number of exited portfolio companies	(3)	(8)	(7)	(13)
Portfolio companies at period end	88	76	88	76

Number of debt investments period end	172	135	172	135
Number of preferred equity investments at period end	5	6	5	6

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$4,787,592	$89,765	$1,302	$64,412	$4,943,071
Purchase of investments	273,309	—	—	4	273,313
Proceeds from principal repayments and sales of investments	(126,262)	(24,295)	—	(38,362)	(188,919)
Other changes in fair value (1)	33,119	874	86	1,577	35,656
Fair value, end of period	$4,967,758	$66,344	$1,388	$27,631	$5,063,121

	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$4,375,355	$89,485	$990	$63,234	$4,529,064
Purchase of investments	863,368	—	271	4	863,643
Proceeds from principal repayments and sales of investments	(322,728)	(24,295)	—	(38,362)	(385,385)
Other changes in fair value (1)	51,763	1,154	127	2,755	55,799
Fair value, end of period	$4,967,758	$66,344	$1,388	$27,631	$5,063,121

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

The following table presents selected information regarding our investment portfolio as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025		December 31, 2024
Investments:
Number of portfolio companies	88		84
Number of investments	177		161
Average investment at fair value	$28,605		$28,131
Average cost of debt investments as a percentage of par (1)	97.54%		98.25%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.19%		0.25%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.11%		0.10%
Number of debt investments on non-accrual status	1		1
Weighted Average EBITDA (mm) (2)	167.3		193.0
Median EBITDA (mm) (2)	128.6		134.5
Weighted average net debt through tranche (2)	4.3x		4.2x
Weighted average interest rate coverage (2)	2.2x		2.3x
Percentage of sponsored investments	85.98%		83.50%

Floating interest rate debt investments:
Percent of debt portfolio (3)	98.1%		97.4%
Weighted average interest rate floors	0.89%		0.89%
Weighted average coupon spread to base interest rate	573	bps	575	bps
Weighted average effective yield on floating rate debt investments at amortized cost (4)	10.53%		10.65%
3 Month SOFR	4.29%		4.31%

Fixed interest debt investments: (5)
Percent of debt portfolio (3)	1.9%		2.6%
Weighted average coupon rate	9.57%		9.03%
Weighted average effective yield on fixed rate debt investments at amortized cost (4)	12.56%		10.45%

Other metrics:
Weighted average years to maturity on debt investments	4.54	years	4.69	years
Weighted average effective yield on the portfolio at amortized cost (4) (5)	10.60%		10.70%
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

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$16,217	0.3%	$12,853	0.3%
2025	65,509	1.3	58,566	1.3
2026	158,167	3.1	362,772	8.0
2027	305,448	5.9	209,661	4.6
2028	521,789	10.2	485,678	10.7
2029	1,252,281	24.3	1,244,911	27.3
2030	1,388,303	27.0	1,184,200	26.0
2031	1,164,131	22.6	992,388	21.8
2032	271,334	5.3	—	—
2033	329	—	—	—
	$5,143,508	100.0%	$4,551,029	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025			As of December 31, 2024
Risk Rating	Fair Value	% of Portfolio	# of Investments	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—	$—	0.0%	—
2	102,500	2.0	5	138,919	3.1	4
3	4,862,469	96.0	163	4,325,456	95.5	154
4	89,755	1.8	6	60,298	1.3	2
5	8,397	0.2	3	4,391	0.1	1
	$5,063,121	100.0%	177	$4,529,064	100.0%	161

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

Operating Results for the three and six months ended June 30, 2025 and 2024 are presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$134,871	$91,630	$268,144	$168,613
Total expenses	71,402	50,017	139,452	93,388
Net investment income	63,469	41,613	128,692	75,225
Net realized gain (loss)	(452)	7,799	(2,291)	12,345
Net change in unrealized appreciation (depreciation)	(11,590)	578	(12,703)	9,728
Net increase (decrease) in net assets resulting from operations	$51,427	$49,990	$113,698	$97,298

Investment Income

Investment income consisted of the following components for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest income on debt securities
Cash interest	$121,427	$77,975	$235,010	$143,084
PIK interest	6,709	3,631	14,677	6,889
Net accretion/amortization of discounts/premiums	4,927	3,079	11,333	7,853
Total interest on debt securities	133,063	84,685	261,020	157,826
Dividend Income	217	552	1,232	552
PIK dividend	1,568	1,068	2,776	2,121
Total interest and dividend income	134,848	86,305	265,028	160,499
Other income	23	5,325	3,116	8,088
Total investment income	$134,871	$91,630	$268,144	$168,587
Average investments at cost (1)	$4,994,855	$3,006,306	$4,841,556	$2,740,476
Income return (2)	2.70%	2.87%	5.47%	5.86%

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

The table below shows a breakdown of our operating expenses for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Fixed Operating Expenses
Professional fees (1)	$1,127	$638	$2,515	$1,081
Board of directors' fees	77	77	155	155
General and other expenses	302	102	831	202
Organization and offering costs (2)	—	19	18	44
Total fixed operating expenses	1,506	836	3,519	1,482

Variable operating expenses:
Interest expense (3)	49,600	33,571	93,831	62,403
Management fees	9,461	5,534	18,427	10,095
Administrative expense (4)	1,352	1,011	2,865	2,957
Custody expense	315	227	620	406
Transfer agency fees	92	16	125	32
Total variable operating expenses	60,820	40,359	115,868	75,893

Performance-dependent expenses:
Income based incentive fee	10,882	7,566	22,314	13,686
Capital gains incentive fee	(1,806)	1,256	(2,249)	2,327
Total performance-dependent expenses	9,076	8,822	20,065	16,013

Total expenses	$71,402	$50,017	$139,452	$93,388

(1)
Professional fees includes the expenses for third-party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the three and six months ended June 30, 2025 and 2024 are described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the three and six months ended June 30, 2025, our net realized gains (losses) were $0.5 million and ($2.3) million, respectively, and our net change in unrealized appreciation (depreciation) were $11.6 million and ($12.7) million, respectively.

For the three and six months ended June 30, 2024, our net realized gains (losses) were $7.8 million and $12.3 million, respectively, and our net change in unrealized appreciation (depreciation) were $0.6 million and $9.7 million, respectively.

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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of June 30, 2025 and December 31, 2024, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Fair value of level 3 investments at the end of the period	$4,504,587	$2,725,936	$4,504,587	$2,725,936
Fair value assuming a 5% increase in value	4,729,816	2,862,233	4,729,816	2,862,233

Increase in unrealized appreciation	225,229	136,297	225,229	136,297
(Increase) in management fees	(422)	(256)	(845)	(511)
(Increase) in capital gains incentive fees (1)	(33,784)	(20,445)	(33,784)	(20,445)
Increase in net assets resulting from operations	$191,023	$115,596	$190,600	$115,341

Weighted average shares outstanding	102,237,701	55,270,105	101,467,721	48,036,294
Shares outstanding at the end of the period	103,797,551	68,203,891	103,797,551	68,203,891

Increase in earnings per share	$1.87	$2.09	$1.88	$2.40
Increase in net assets per share	$1.84	$1.69	$1.84	$1.69

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

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of June 30, 2025 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated, in addition to interest rate swaps to offset fixed rate exposure on our Series F and 2030 Notes (see Note 5. Derivative Instruments in the accompanying consolidated financial statements). However, no assurance can be given that such hedging transactions will be effective.

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

Liquidity

The tables below present a summary of our liquidity position as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$118,331	$109,302
Unused borrowing capacity	408,000	405,000
Principal receivable	167	5,503
Unfunded investment commitments (1)	(582,689)	(574,819)
Undrawn capital commitments	960,495	456,800
Other net working capital (2)	(84,510)	(48,995)
	$819,794	$352,791
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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I facility	$480,000	$—	$—	$480,000	$—
SPV II facility	449,000	—	—	449,000	—
Collateralized loan obligations	390,000	—	—	—	390,000
Revolving credit facility	258,000	—	—	258,000	—
2030 Notes	500,000	—	—	500,000	—
Series A Notes	69,000	—	69,000	—	—
Series B Notes	75,000	—	75,000	—	—
Series C Notes	116,000	—	—	116,000	—
Series D Notes	75,000	—	—	75,000	—
Series E Notes	50,000	—	50,000	—	—
Series F Notes	165,000	—	—	165,000	—
Series G Notes	50,000	—	—	50,000	—
Total Contractual Obligations	$2,677,000	$—	$194,000	$2,093,000	$390,000

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of June 30, 2025, 98.1% of our debt investments (97.6% of our total investments), or $4.94 billion measured at fair value, are subject to floating interest rates. Additionally, the SPV I Facility, the SPV II Facility, the collateralized loan obligations, the Revolving Credit Facility, and certain of the Notes are subject to floating interest rates. In connection with our Series F and 2030 Notes, which bear interest at fixed rates, we entered into interest rate swaps in order to align the interest rate risk of our liabilities with our investment portfolio. A prolonged period of elevated interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate debt securities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for the Income-Based Fee as described in Note 3. Agreements and Related Party Transactions.

The Federal Reserve held interest rates steady in the first and second quarters of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. While the Federal Reserve has indicated that there may be additional rate cuts in the future, the timing and magnitude of any future reductions to benchmark rates is not certain. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200, or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2025. Interest expense is calculated based on the terms of the Financing Facility, using the outstanding balance as of June 30, 2025. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$153,001	$(71,197)	$81,804
Up 200 basis points	102,639	(46,277)	56,362
Up 100 basis points	52,277	(21,357)	30,920
Down 100 basis points	(46,787)	28,483	(18,304)
Down 200 basis points	(94,997)	53,403	(41,594)
Down 300 basis points	(139,640)	78,323	(61,317)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 19, 2025 (See “Part I Item 1A. Risk Factors”), which is accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2025 to the risk factors discussed in Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 other than those set forth below.

Changes to U.S. tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, negatively impact us.

The U.S. government has recently imposed, and may in the future impose or increase, tariffs on certain countries and commodities. In response, certain foreign trading partners have imposed, and may continue to impose, retaliatory tariffs on certain U.S. goods. The foregoing has created significant uncertainty about the future relationship between the United States and various other countries with respect to trade policies, treaties and the imposition of new or increased tariffs. These developments, or continued uncertainty regarding U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may reduce global trade, particularly between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has also increased market volatility. Any of these factors could depress economic activity, restrict certain of our portfolio companies’ access to suppliers or customers, increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. As a result, these factors may adversely affect the revenues and profitability of such portfolio companies and, in turn, negatively affect our results of operations, which could cause the fair value of our shares of common stock to decline. The ultimate impact of these or similar future events on the United States and other economies, specific industries, our business, or our underlying portfolio companies cannot be predicted with certainty, but any such impact could be material and adverse to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
Item 7.01. Regulation FD Disclosure.

On August 11, 2025, the board of directors of the Company declared a regular distribution to common stockholders in the amount of $0.65 per share. The distributions will be payable on September 26, 2025 to common stockholders of record as of September 12, 2025.
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
10.8

Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.9

Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.10

Amendment No.1 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on March 23, 2023)

10.11

Amendment No. 2 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank

National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 23, 2023)
10.12

Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.13

First Amendment to the Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 25, 2024)

10.14

Loan and Servicing Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2023).

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

MSD Investment Corp.

Date:	August 13, 2025	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	August 13, 2025	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer