Form 10-Q
period 2025-09-30
MSD Investment Corp.
filed 2025-11-14
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 13, 2025 was 137,657,761.

i

CERTAIN DEFINITIONS

•
the terms “we,” “us,” “our,” and “Company” refer to MSD Investment, LLC prior to the Conversion (as defined below) and MSD Investment Corp. after the Conversion;
•
the terms “Adviser” and “MSD,” prior to June 30, 2025, refer to MSD Partners, L.P., a Delaware limited partnership, and, subsequent to June 30, 2025, refer to BDT & MSD BDC Management, LLC, a Delaware limited liability company, each in their capacity as our investment adviser; and the term “Administrator,” prior to August 11, 2025, refers to MSD Partners, L.P. and, subsequent to August 11, 2025, refers to BDT & MSD BDC Management, LLC, in its capacity as our administrator.

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

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$5,616,800	$4,529,064
Cash and cash equivalents	241,263	109,302
Restricted cash	1,200	410
Interest and dividends receivable	28,782	31,819
Principal receivable	10,071	5,503
Unrealized appreciation on forward contracts	—	9,441
Prepaid expenses and other assets	48,560	124
Total assets	$5,946,676	$4,685,663

LIABILITIES
SPV I facility	$514,000	$503,000
SPV II facility	449,000	537,000
Collateralized loan obligations	390,000	390,000
Unsecured Notes	1,107,557	599,141
Revolving credit facility	635,000	150,000
Loan repurchase obligations	—	52,043
Deferred financing costs net of accumulated amortization	(35,033)	(28,269)
Total debt, net of financing costs	3,060,524	2,202,915
Payable for investments purchased	23,316	19,113
Interest payable	46,151	29,984
Distributions payable	23	—
Income based incentive fee payable	11,536	10,398
Management fees payable	10,016	8,063
Capital gains incentive fee payable	4,596	5,359
Accrued expenses and other liabilities	1,377	2,190
Accrued professional fees	592	1,012
Due to affiliates	1,750	2,751
Financing costs payable	315	1,944
Unrealized depreciation on forward contracts	17,366	—
Total liabilities	$3,177,562	$2,283,729
Commitments and contingencies (Note 8)
NET ASSETS
Preferred Stock, par value $0.001 (250 shares authorized and outstanding) (2)	$—	$—
Paid-in capital in excess of par value of Preferred Stock	750	750
Common stock, par value $0.001 (200,000,000 shares authorized, 116,791,263 and 100,611,506 shares issued and outstanding, respectively)	117	101
Paid-in capital in excess of par value	2,797,559	2,408,415
Distributable earnings (accumulated losses)	(29,312)	(7,332)
Total net assets	$2,769,114	$2,401,934
Net asset value per common share	$23.70	$23.87

(1)
Non-controlled/non-affiliated investments at amortized cost $5,598,111 and $4,534,957 as of September 30, 2025 and December 31, 2024, respectively.
(2)
Preferred Stock par value for both September 30, 2025 and December 31, 2024 is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$130,735	$106,937	$377,078	$257,874
Dividend Income	1,143	(52)	2,375	526
Payment-in-kind interest income	9,060	3,787	23,737	10,676
Payment-in-kind dividend income	—	2,253	2,776	4,374
Other income	2,072	775	5,188	8,863
Total investment income	143,010	113,700	411,154	282,313
Expenses:
Interest expense	52,861	42,925	146,692	105,328
Income based incentive fee	11,535	9,160	33,849	22,846
Management fees	10,016	7,055	28,443	17,150
Administration expense	1,365	1,074	4,230	4,031
Capital gains incentive fee	1,486	975	(763)	3,302
Professional fees	1,087	1,040	3,602	2,121
Custody expense	358	269	978	675
General and other expenses	301	191	1,132	393
Board of directors’ fee	77	53	232	208
Organization and offering costs	9	19	27	63
Transfer agency fees	32	9	157	41
Total expenses	79,127	62,770	218,579	156,158
Net investment income (loss)	63,883	50,930	192,575	126,155

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	3,480	5,742	6,461	16,002
Foreign currency forward contracts	(4,058)	(694)	(9,317)	1,314
Foreign currency transactions	15	827	2	904
Net realized gain (loss)	(563)	5,875	(2,854)	18,220
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	509	4,716	24,582	13,372
Foreign currency forward contracts	10,349	(2,376)	(26,808)	(1,826)
Foreign currency transactions	(386)	(1,712)	(5)	(1,190)
Net change in unrealized appreciation (depreciation)	10,472	628	(2,231)	10,356
Net realized and unrealized gain (loss)	9,909	6,503	(5,085)	28,576
Net increase (decrease) in net assets resulting from operations	$73,792	$57,433	$187,490	$154,731

Preferred Stock Dividends	(23)	(23)	(68)	(68)
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$73,769	$57,410	$187,422	$154,663

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.59	$0.70	$1.86	$2.24
Earnings per share (basic and diluted)	$0.69	$0.79	$1.81	$2.75
Distributions declared per common share	$0.65	$0.67	$1.97	$2.05
Weighted average shares outstanding (basic and diluted)	107,438,416	72,596,377	103,485,768	56,268,734

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets (Unaudited)

(in thousands, except shares)

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2024	250	$—	100,611,506	$101	$2,409,165	$(7,332)	$2,401,934
Operations:
Net investment income	—	—	—	—	—	65,223	65,223
Net realized gain (loss)	—	—	—	—	—	(1,839)	(1,839)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(1,113)	(1,113)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	62,271	62,271
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(65,420)	(65,420)
Net increase (decrease) in net assets resulting from shareholder distributions			—	—	—	(65,420)	(65,420)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	1,555,293	1	37,124	—	37,125
Issuance of common shares	—	—	—	—	—	—	—
Net increase (decrease) for the period	—	—	1,555,293	1	37,124	(3,149)	33,976
Balance, March 31, 2025	250	$—	102,166,799	$102	$2,446,289	$(10,481)	$2,435,910
Operations:
Net investment income	—	—	—	—	—	63,469	63,469
Net realized gain (loss)	—	—	—	—	—	(452)	(452)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(11,590)	(11,590)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	51,427	51,427
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(68,474)	(68,474)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(68,474)	(68,474)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	1,630,752	2	38,875	—	38,877
Issuance of common shares	—	—	—	—	—	—	—
Net increase (decrease) for the period	—	—	1,630,752	2	38,875	(17,047)	21,830
Balance, June 30, 2025	250	$—	103,797,551	$104	$2,485,164	$(27,528)	$2,457,740
Operations:
Net investment income	—	—	—	—	—	63,883	63,883
Net realized gain (loss)	—	—	—	—	—	(563)	(563)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	10,472	10,472
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	73,792	73,792
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(75,576)	(75,576)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(75,576)	(75,576)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	555,901	1	13,157	—	13,158
Issuance of shares	—	—	12,437,811	12	299,988	—	300,000
Net increase (decrease) for the period	—	—	12,993,712	13	313,145	(1,784)	311,374
Balance, September 30, 2025	250	$—	116,791,263	$117	$2,798,309	$(29,312)	$2,769,114

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

MSD Investment Corp.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands, except shares)

	For the Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$187,490	$154,731
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(26,513)	(15,053)
Net accretion of discount and amortization of premium	(15,293)	(11,897)
Proceeds from sale of investments and principal repayments	752,499	756,213
Purchases of investments	(1,767,386)	(2,523,947)
Net realized (gains) losses on investments	(6,461)	(16,002)
Net change in unrealized (appreciation) depreciation on investments	(24,582)	(13,372)
Net receipt of settlement of derivatives	(9,317)	1,314
Net realized (gains) losses on derivatives	9,317	(1,314)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	26,808	1,826
Amortization of deferred financing costs	5,265	3,006
Amortization of discount on debt	503	—
(Increase) decrease in operating assets:
Interest and dividends receivable	3,037	(8,834)
Principal receivable	(4,568)	(41,265)
Prepaid expenses and other assets	(36,171)	1,027
Increase (decrease) in operating liabilities:
Due to affiliates	(1,001)	1,626
Payable for investments purchased	4,203	(51,848)
Management fees payable	1,953	3,271
Income based incentive fee payable	1,138	4,037
Capital gains incentive fee payable	(763)	3,302
Interest payable	16,167	11,312
Accrued professional fees	(420)	1,086
Accrued expenses and other liabilities	46	1,869
Net cash provided by (used in) operating activities	(884,049)	(1,738,912)
Cash flow from financing activities
Proceeds from issuance of common shares (net of change in subscriptions receivable)	300,000	1,058,217
Proceeds from repurchase obligations	30,000	584,280
Repayment of repurchase obligations	(82,043)	(382,328)
Debt borrowings	1,695,790	1,635,000
Debt repayments	(793,000)	(863,000)
Distributions paid	(120,242)	(45,594)
Deferred financing costs paid	(13,660)	(8,353)
Preferred dividends paid	(45)	(45)
Net cash provided by (used in) financing activities	1,016,800	1,978,177
Net increase in cash, cash equivalents, and restricted cash	132,751	239,265
Cash, cash equivalents, and restricted cash, beginning of period	109,712	98,606
Cash, cash equivalents, and restricted cash, end of period	$242,463	$337,871
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$241,263	$337,871
Restricted cash	$1,200	$—
Total cash, cash equivalents, and restricted cash	$242,463	$337,871
Supplemental disclosure of cash flow information and non-cash financing activities
Change in subscription receivable	$—	$16,783
Cash paid for interest	$124,064	$83,925
Reinvestment of shareholder distributions	$89,160	$77,953
Change in distributions payable	$23	$23
Incremental financing cost payable	$250	$1,980

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Frontgrade Technologies Inc.		S + 5.00%	0.75%	9.19%	1/9/2030	9,608	9,471	9,608	0.35%
Frontgrade Technologies Inc.		S + 5.00%	0.75%	9.19%	1/9/2030	59,401	58,420	59,401	2.15
Frontgrade Technologies Inc. - Incremental Term Loan		S + 5.00%	0.75%	9.19%	1/9/2030	5,460	5,410	5,460	0.20
Frontgrade Technologies Inc. - Incremental Term Loan Add on		S + 5.00%	0.75%	9.29%	1/9/2030	4,385	4,384.00	4,385.00	0.16
Frontgrade Technologies Inc. - Revolving Credit Facility	(11)	S + 5.00%	0.75%	8.98%	1/9/2028	—	(92)	—	—
Sky Merger Sub, LLC		S + 6.60%	1.50%	10.80%	5/28/2029	108,281	106,177	106,299	3.84
Sky Merger Sub, LLC - Delayed Draw Term Loan	(11)	S + 6.60%	1.50%	10.58%	5/28/2029	—	—	84	—
Sky Merger Sub, LLC - Revolving Credit Facility	(11)	S + 6.60%	1.50%	10.58%	5/28/2029	—	(457)	(458)	(0.02)
Systems Planning and Analysis, Inc.		S + 4.75%	1.00%	8.92%	8/16/2027	10,522	10,439	10,432	0.38
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan A		S + 4.75%	1.00%	8.84%	8/16/2027	49,884	49,466	49,457	1.79
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan		S + 4.75%	1.00%	8.92%	8/16/2027	6,572	6,505	6,516	0.24
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan Add on 2	(11)	S + 4.75%	1.00%	8.69%	8/16/2027	19,263	19,078	19,082	0.69
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(11)	S + 4.75%	1.00%	8.90%	8/16/2027	540	502	490	0.02
							269,303	270,756	9.80
Banking, Finance, Insurance & Real Estate
7Ridge Investments	(10)	S + 8.00%	1.00%	12.00% PIK	7/7/2028	45,767	44,924	44,922	1.62
7Ridge Investments - Delayed Draw Term Loan	(10)(11)	S + 8.00%	1.00%	11.98%	7/7/2028	—	33	34	—
ALF Finance	(10)	S + 6.00%	1.00%	10.00% PIK	12/10/2029	27,811	27,647	27,533	0.99
ALF Finance - Incremental Term Loan	(10)	S + 6.00%	1.00%	10.00% PIK	12/10/2029	7,002	6,932	6,932	0.25
ALF Finance - Delayed Draw Term Loan	(10)	S + 6.00%	1.00%	10.00% PIK	12/10/2029	38,037	37,715	37,657	1.36
Foundation Risk Partners		S + 4.75%	0.75%	8.75%	10/29/2030	19,637	19,600	19,549	0.71
Foundation Risk Partners - Delayed Draw Term Loan		S + 4.75%	0.75%	8.75%	10/29/2030	44,476	43,805	44,276	1.60
Foundation Risk Partners - Delayed Draw Term Loan Incremental		S + 4.75%	0.75%	8.75%	10/29/2030	9,940	9,861	9,895	0.36
Foundation Risk Partners - Delayed Draw Term Loan Second Incremental	(11)	S + 4.75%	0.75%	8.75%	10/29/2030	585	560	560	0.02
Foundation Risk Partners - Revolving Credit Facility	(11)	S + 4.75%	0.75%	8.73%	10/29/2029	—	—	(7)	—
Foundation Risk Partners - Revolving Credit Facility Incremental	(11)	S + 4.75%	0.75%	8.73%	10/29/2029	—	(28)	(16)	—
Fullsteam		S + 5.25%	0.75%	9.48%	8/8/2031	24,231	23,991	24,006	0.87
Fullsteam - Delayed Draw Term Loan	(11)	S + 5.25%	0.75%	9.23%	8/8/2031	—	(39)	(35)	—
Fullsteam - Revolving Credit Facility	(11)	S + 5.25%	0.75%	9.23%	8/8/2031	—	(26)	(26)	—
Healthco Investment LTD EUR	UK(9)(10)	E + 5.75%	0.00%	7.85%	9/9/2032	EUR 23,138	26,575	26,612	0.96
Healthco Investment LTD GBP	UK(9)(10)	SO + 5.75%	0.00%	10.07%	9/9/2032	GBP 5,000	6,620	6,589	0.24
Healthco Investment LTD - Delayed Draw Term Loan GBP	UK(9)(10)(11)	SO + 5.75%	0.00%	9.99%	9/9/2032	GBP —	(66)	(66)	—
JLL Partners Fund VII Secondary	(10)	S + 6.75%	1.00%	10.75% PIK	4/29/2032	52,624	51,894	51,882	1.87
Onbe Inc.		S + 5.50%	1.00%	9.66%	7/25/2031	129,025	126,743	126,877	4.58
							426,741	427,174	15.43

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Beverage, Food & Tobacco
Inspired Pet Nutrition EUR	UK(9)(10)	E + 5.50%	0.75%	7.57%	6/30/2030	EUR 42,500	48,739	49,133	1.77
Inspired Pet Nutrition GBP	UK(9)(10)	SO + 5.50%	0.75%	9.70%	6/30/2030	GBP 77,500	102,264	102,661	3.71
Inspired Pet Nutrition - Delayed Draw Term Loan	UK(9)(10)(11)	S + 5.50%	0.75%	9.47%	6/30/2030	GBP —	(213)	(211)	(0.01)
LJ Perimeter Buyer, Inc.		S + 6.65%	1.00%	10.96%	10/31/2028	18,975	18,644	17,622	0.64
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan		S + 6.65%	1.00%	10.67%	10/31/2028	2,440	2,443	2,311	0.08
							171,877	171,516	6.19
Capital Equipment
Faraday Buyer, LLC		S + 6.00%	1.00%	10.00%	10/10/2028	32,887	32,440	32,479	1.17
Faraday Buyer, LLC - Delayed Draw Term Loan	(11)	S + 6.00%	1.00%	9.98%	10/10/2028	—	(9)	(8)	—
Texas Hydraulics		S + 6.25%	2.00%	10.41%	11/20/2030	89,325	87,742	87,791	3.17
Trillium FlowControl	LU(9)(10)	S + 5.25%	1.00%	9.25%	12/20/2029	18,196	17,962	17,965	0.65
Trillium FlowControl - Delayed Draw Term Loan	LU(9)(10)(11)	S + 5.25%	1.00%	9.23%	12/20/2029	—	(19)	(19)	—
Trillium FlowControl - Revolving Credit Facility	LU(9)(10)(11)	S + 5.25%	1.00%	9.41%	12/20/2029	333	295	314	0.01
							138,411	138,522	5.00
Chemicals, Plastics & Rubber
TPC Group, Inc.		S + 5.75%	0.00%	9.77%	11/24/2031	44,775	44,168	43,040	1.55
Construction & Building
Cook & Boardman Group		S + 6.00%	1.00%	10.00%	3/4/2030	123,125	121,128	120,846	4.36
Cook & Boardman Group - Delayed Draw Term Loan	(11)	S + 6.00%	1.00%	10.00%	3/4/2030	34,196	32,887	32,847	1.19
Elessent Clean Technologies Inc.		S + 6.00%	1.00%	10.14%	11/15/2029	135,816	133,491	133,573	4.82
Elessent Clean Technologies Inc. - Revolving Credit Facility	(11)	S + 6.00%	1.00%	9.98%	11/15/2029	—	(217)	(217)	(0.01)
Great Day Improvements LLC		S + 5.76%	1.50%	9.78%	6/13/2030	84,925	83,515	83,589	3.02
Great Day Improvements LLC - Revolving Credit Facility	(11)	S + 5.76%	1.50%	9.74%	6/13/2030	—	(219)	(220)	(0.01)
							370,585	370,418	13.37
Consumer Goods: Non-durable
1440 Foods Topco LLC		S + 5.00%	0.00%	9.16%	10/31/2031	19,879	18,879	19,357	0.70
GSM Outdoors		S + 5.00%	1.00%	9.00%	9/30/2031	12,319	11,543	12,134	0.44
Parfums Holdings Co.		S + 5.25%	1.00%	9.25%	6/27/2030	95,541	94,729	94,783	3.42
Parfums Holdings Co. - Revolving Credit Facility	(11)	S + 5.25%	1.00%	9.23%	6/27/2029	—	(45)	(45)	—
Valeron Group, LLC		S + 5.50%	0.00%	9.63%	10/18/2031	148,875	145,553	145,463	5.25
Valeron Group, LLC - Delayed Draw Term Loan		S + 5.50%	0.00%	9.62%	10/18/2031	49,675	48,522	48,536	1.75
							319,181	320,228	11.56
Containers, Packaging & Glass
Confluent Holdings LLC		S + 7.00%	2.00%	11.00%	3/28/2029	28,789	28,125	27,981	1.01
Confluent Holdings LLC - Delayed Draw Term Loan		S + 7.00%	2.00%	11.00%	3/28/2029	14,394	14,066	13,991	0.51
Confluent Holdings LLC - Delayed Draw Term Loan Add On	(11)	S + 7.00%	2.00%	11.00%	3/28/2029	4,774	4,657	4,660	0.17
Dellner Couplers Group AB	UK(9)(10)	E + 5.50%	0.50%	7.41%	6/29/2029	EUR 38,000	40,517	44,520	1.61
							87,365	91,152	3.30

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Energy: Oil & Gas
CITGO Petroleum Corp.		N/A	N/A	6.38%	6/15/2026	2,121	2,129	2,121	-
							2,129	2,121	-
Environmental Industries
Inframark		S + 5.25%	0.75%	9.45% (Incl 2.75% PIK)	7/31/2031	18,578	18,419	18,543	0.67
Inframark - Delayed Draw Term Loan	(11)	S + 5.25%	0.75%	9.45% (Incl 2.75% PIK)	7/31/2031	1,696	1,675	1,698	0.06
							20,094	20,241	0.73
Healthcare & Pharmaceuticals
CareVet LLC - Term Loan A		S + 6.00%	2.00%	10.00%	6/18/2029	112,200	111,577	111,575	4.03
CareVet LLC - Term Loan B		N/A	N/A	14.75% (Incl 7.5% PIK)	6/18/2029	10,946	10,714	10,873	0.39
CareVet LLC - Delayed Draw Term Loan A	(11)	S + 6.00%	2.00%	9.98%	6/18/2029	—	(296)	(110)	-
CareVet LLC - Delayed Draw Term Loan B	(11)	S + 6.00%	2.00%	10.00%	6/18/2029	20,922	20,662	20,980	0.76
CareVet LLC - Revolving Credit Facility	(11)	S + 6.00%	2.00%	9.98%	6/18/2029	—	(49)	(49)	—
Gainwell Acquisition Corp		S + 4.10%	0.75%	8.10%	10/1/2027	984	954	967	0.03
LSCS Holdings Inc.		S + 4.50%	0.00%	8.50%	2/23/2032	27,393	27,257	26,925	0.97
Natural Partners, Inc.		S + 4.50%	1.00%	8.70%	11/29/2030	50,457	49,857	49,991	1.81
Natural Partners, Inc. - Revolving Credit Facility	(11)	S + 4.50%	1.00%	8.48%	11/29/2027	—	(70)	(61)	—
PetVet Care Centers		S + 6.00%	0.75%	10.16%	11/15/2030	52,586	51,740	48,667	1.76
PetVet Care Centers - Delayed Draw Term Loan	(11)	S + 6.00%	0.75%	10.13%	11/15/2030	—	(33)	(451)	(0.02)
PetVet Care Centers - Revolving Credit Facility	(11)	S + 6.00%	0.75%	10.13%	11/15/2029	—	(96)	(520)	(0.02)
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	9.16%	6/21/2030	19,753	19,504	19,519	0.70
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	9.16%	6/21/2030	CAD 74,063	53,406	52,627	1.90
Pharmalogic Holdings Corp. - Delayed Draw Term Loan	(11)	S + 5.00%	1.00%	8.98%	6/21/2030	—	(111)	(110)	-
Solvias AG	CH(9)(10)	SA + 5.50%	0.75%	6.25%	2/27/2032	CHF 131,340	142,626	161,138	5.82
Solvias AG - Revolving Credit Facility	CH(9)(10)(11)	SA + 5.50%	0.75%	6.25%	2/27/2030	CHF —	(433)	(499)	(0.02)
							487,209	501,462	18.11

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
High Tech Industries
Alteryx, Inc.		S + 6.00%	0.75%	10.16%	3/19/2031	26,125	25,790	25,818	0.93
Alteryx, Inc. - Delayed Draw Term Loan		S + 6.00%	0.75%	10.16%	3/19/2031	59,375	58,636	58,678	2.12
Alteryx, Inc. - Revolving Credit Facility	(11)	S + 6.00%	0.75%	9.98%	3/19/2031	—	(111)	(112)	-
CoreWeave - Delayed Draw Term Loan		S + 6.00%	0.00%	10.25%	8/29/2030	34,994	34,565	34,994	1.26
CoreWeave - Delayed Draw Term Loan Add on	(11)	S + 4.25%	0.00%	8.25%	9/29/2030	48,744	48,013	48,014	1.73
Inmar, Inc.		S + 4.50%	0.00%	8.61%	10/30/2031	33,192	32,932	33,047	1.19
Learnosity	IE(9)(10)	S + 5.25%	1.00%	9.25%	1/15/2031	92,038	91,150	91,021	3.29
Learnosity - Revolving Credit Facility	IE(9)(10)(11)	S + 5.25%	1.00%	9.23%	1/15/2031	—	(83)	(83)	-
MYOB Invest Co Pty Ltd and MYOB US Borrower LLC	AUS(9)(10)	B + 5.75%	0.00%	9.33% (Incl 3.00% PIK)	6/6/2030	AUD 75,579	48,359	49,278	1.78
SMX Group Intermediate Holdings LLC		S + 4.50%	0.00%	8.66%	2/6/2032	20,359	20,168	20,435	0.74
TIC Bidco LTD	UK(9)(10)	SO + 5.00%	0.00%	8.97%	6/16/2031	GBP 9,240	12,114	12,384	0.45
TIC Bidco LTD - Delayed Draw Term Loan	UK(9)(10)	SO + 5.00%	0.00%	8.97%	6/16/2031	GBP 1,260	1,536	1,689	0.06
Watchguard Technologies, Inc.		S + 5.25%	0.75%	9.41%	7/2/2029	74,147	72,308	73,962	2.67
							445,377	449,125	16.22
Hotel, Gaming & Leisure
AmerSpirit FL LLC		S + 4.75%	3.00%	8.75%	8/15/2030	59,004	58,128	58,141	2.10
AmerSpirit FL LLC - Delayed Draw Term Loan		S + 4.75%	3.00%	8.75%	8/15/2030	173,875	171,330	171,333	6.19
AmerSpirit FL LLC - Delayed Draw Term Loan 2	(11)	S + 4.75%	3.00%	8.75%	8/15/2030	4,719	4,212	4,213	0.15
Chuck E. Cheese		S + 6.00%	2.00%	10.00%	9/26/2030	30,000	29,551	29,551	1.07
Clubcorp Holdings Inc.		S + 5.00%	1.00%	9.16%	7/10/2032	147,200	145,015	145,062	5.24
Clubcorp Holdings Inc. - Delayed Draw Term Loan	(11)	S + 5.00%	1.00%	8.98%	7/10/2032	—	(67)	(67)	-
Clubcorp Holdings Inc. - Revolving Credit Facility	(11)	S + 5.00%	1.00%	8.98%	7/10/2031	—	(231)	(231)	(0.01)
Highgate Hotels, L.P.		S + 5.50%	1.00%	9.50%	11/5/2029	98,250	96,829	99,233	3.58
Highgate Hotels, L.P. - Revolving Credit Facility	(11)	S + 5.50%	1.00%	9.73%	11/3/2029	2,750	2,580	2,750	0.10
Hotel Equities Group, LLC		S + 5.75%	2.00%	10.08%	1/22/2029	29,292	28,942	28,904	1.04
Hotel Equities Group, LLC - Revolving Credit Facility	(11)	S + 5.75%	2.00%	10.06%	1/22/2029	2,900	2,768	2,767	0.10
J&J Ventures Gaming LLC		S + 5.11%	0.75%	9.28%	4/26/2028	133,650	130,789	132,665	4.79
J&J Ventures Gaming LLC Add on		S + 5.00%	0.75%	9.16%	4/26/2030	30,000	29,702	29,719	1.07
K1 Speed Inc.		S + 6.25%	1.00%	10.54%	1/2/2029	18,214	17,959	17,930	0.65
K1 Speed Inc. - Delayed Draw Term Loan	(11)	S + 6.25%	1.00%	10.46%	1/2/2029	3,643	3,558	3,548	0.13
K1 Speed Inc. - Delayed Draw Term Loan B		S + 6.25%	1.00%	10.25%	1/2/2029	3,643	3,587	3,586	0.13
K1 Speed Inc. Incremental		S + 6.25%	1.00%	10.54%	1/2/2029	4,250	4,185	4,183	0.15
K1 Speed Inc. Second Incremental		S + 6.25%	1.00%	10.57%	1/2/2029	1,943	1,915	1,913	0.07
Sandlot Baseball Borrower Co.		S + 5.00%	1.00%	9.00%	12/27/2028	65,500	64,584	64,903	2.34
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan		S + 5.00%	1.00%	9.00%	12/27/2028	10,906	10,806	10,850	0.39
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan 2	(11)	S + 5.00%	1.00%	8.98%	12/27/2028	—	46	47	—
Sandlot Baseball Borrower Co. - Revolving Credit Facility	(11)	S + 5.00%	1.00%	8.98%	12/27/2028	—	—	—	—
							806,188	811,000	29.28

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Media: Advertising, Printing & Publishing
Nottingham Forest	UK(9)(10)	N/A	N/A	12.94% PIK	7/15/2028	GBP 4,184	5,568	5,605	0.20
Raptive		S + 4.36%	0.50%	8.53%	3/23/2028	11,400	11,227	11,329	0.41
Sheffield United F.C.	UK(9)(10)	N/A	N/A	10.70%	5/22/2026	GBP 4,198	5,208	5,634	0.20
Southampton FC	UK(9)(10)	SO + 6.00%	0.00%	10.11%	9/20/2029	GBP 56,169	73,379	74,767	2.70
Southampton FC - Revolving Credit Facility	UK(9)(10)	SO + 6.00%	0.00%	10.11%	9/20/2029	GBP 10,000	13,065	13,311	0.48
							108,447	110,646	3.99
Media: Diversified & Production
AVSC Holding Corporation		S + 5.00%	0.75%	9.16%	12/5/2031	58,423	57,362	57,390	2.07
AVSC Holding Corporation - Revolving Credit Facility	(11)	S + 5.00%	0.75%	9.13%	12/5/2029	—	(105)	(105)	-
Bisnow		S + 7.50%	3.00%	11.50%	5/9/2028	28,333	28,071	28,124	1.02
Candle Media Co Ltd		S + 6.10%	0.75%	10.10% (Incl 3.00% PIK)	6/18/2029	27,201	27,019	25,199	0.91
Candle Media Co Ltd -Delayed Draw Term Loan		S + 6.10%	0.75%	10.10% (Incl 3.00% PIK)	6/18/2029	10,768	10,702	9,976	0.36
Townsquare Media Inc.		S + 5.00%	0.50%	9.19%	2/13/2030	49,371	47,163	43,138	1.56
							170,212	163,722	5.92
Retail
Xponential Fitness LLC	(10)	S + 6.76%	1.00%	10.83%	8/1/2027	91,179	90,253	91,179	3.29
							90,253	91,179	3.29
Services: Business
American Auto Auction		S + 4.50%	0.00%	8.50%	5/22/2032	6,247	6,201	6,293	0.23
ASC Engineered Solutions		S + 5.00%	0.75%	9.06%	7/10/2031	49,625	49,191	49,215	1.78
BDO USA, P.C.		S + 5.00%	2.00%	9.22%	8/31/2028	65,156	64,315	65,342	2.36
Best Trash LLC		S + 4.75%	1.00%	9.00%	7/10/2031	51,975	51,407	51,438	1.86
Best Trash LLC - Delayed Draw Term Loan	(11)	S + 4.75%	1.00%	9.17%	7/10/2031	13,445	13,292	13,294	0.48
Best Trash LLC - Revolving Credit Facility	(11)	S + 5.00%	1.00%	9.00%	7/10/2031	190	126	125	-
Brock Holdings III, LLC		S + 5.75%	0.50%	9.75%	5/1/2030	24,749	24,345	24,255	0.88
Clarion Events Limited	UK(9)(10)	S + 5.73%	1.00%	9.89%	9/30/2027	52,396	52,065	52,527	1.90
DISA Holdings Corp.		S + 5.00%	0.75%	9.28%	9/9/2028	16,455	16,287	16,293	0.59
DISA Holdings Corp. - Delayed Draw Term Loan	(11)	S + 5.00%	0.75%	9.27%	9/9/2028	12,079	11,955	11,959	0.43
DISA Holdings Corp. - Revolving Credit Facility	(11)	S + 5.00%	0.75%	9.28%	9/9/2028	833	793	792	0.03
Ethos	(10)	S + 6.00%	1.00%	10.00%	12/30/2029	157,409	154,706	155,225	5.61
Four Winds Interactive LLC		S + 6.50%	0.75%	10.50%	2/20/2030	14,963	14,693	14,700	0.53
Four Winds Interactive LLC - Delayed Draw Term Loan	(11)	S + 6.50%	0.75%	10.48%	2/20/2030	—	(22)	(22)	—
Four Winds Interactive LLC - Revolving Credit Facility	(11)	S + 6.50%	0.75%	10.48%	2/20/2030	—	(34)	(34)	—
Legends Hospitality Holding Company		S + 5.50%	0.75%	9.71% (Incl 2.75% PIK)	8/22/2031	65,066	63,973	63,968	2.31
Legends Hospitality Holding Company - Delayed Draw Term Loan	(11)	S + 5.00%	0.75%	9.19%	8/22/2031	2,319	2,270	2,270	0.08
Legends Hospitality Holding Company - Revolving Credit Facility	(11)	S + 5.00%	0.75%	9.16%	8/22/2030	750	628	627	0.02

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Business (continued)
RPX Corporation		S + 5.25%	1.00%	9.43%	8/2/2030	68,189	67,320	67,361	2.43
RPX Corporation - Revolving Credit Facility	(11)	S + 5.25%	1.00%	9.38%	8/2/2030	—	(74)	(74)	-
SurveyMonkey Global Inc.		S + 5.75%	1.00%	9.75%	5/31/2030	124,978	123,492	123,992	4.48
SurveyMonkey Global Inc. - Revolving Credit Facility	(11)	S + 5.75%	1.00%	9.73%	5/31/2029	—	(142)	(100)	-
Townsend		S + 6.50%	1.50%	10.81%	8/1/2030	11,880	11,580	11,592	0.42
Townsend - Revolving Credit Facility	(11)	S + 6.50%	1.50%	10.48%	8/1/2029	—	(58)	(58)	-
Travelport Finance (Luxembourg) S.A.R.L	LU(9)(10)	S + 7.89%	1.00%	12.18% (Incl 2.18% PIK)	9/30/2028	57,050	56,780	47,551	1.72
USA Debusk LLC		S + 5.25%	0.75%	9.45%	4/30/2031	16,437	16,230	16,240	0.59
USA Debusk LLC - Delayed Draw Term Loan	(11)	S + 5.25%	0.75%	9.40%	4/30/2031	985	949	950	0.03
USA Debusk LLC - Revolving Credit Facility	(11)	S + 5.25%	0.75%	9.41%	4/30/2030	1,336	1,310	1,296	0.05
							803,578	797,017	28.81
Services: Consumer
Aviation Institute of Maintenance	(14)	S + 7.00%	1.50%	11.00%	5/3/2029	32,565	31,833	31,863	1.15
Aviation Institute of Maintenance - Delayed Draw Term Loan	(14)	S + 7.00%	1.50%	11.00%	5/3/2029	18,973	18,579	18,564	0.67
Cadogan Tate	(10)	S + 5.75%	0.00%	9.93%	11/7/2031	110,500	109,010	109,053	3.94
Cadogan Tate - Delayed Draw Term Loan	(10)(11)	S + 5.75%	0.00%	9.73%	11/7/2031	5,409	5,034	5,035	0.18
Cadogan Tate - Revolving Credit Facility	(10)(11)	S + 5.75%	0.00%	9.91%	11/7/2031	6,000	5,739	5,738	0.21
FEG, Inc.		S + 4.75%	1.00%	8.91%	5/10/2030	85,775	84,363	84,452	3.05
FEG, Inc. - Revolving Credit Facility	(11)	S + 4.75%	1.00%	8.73%	5/10/2030	—	(230)	(231)	(0.01)
Metropolis Technologies Inc.		S + 6.10%	1.00%	10.26%	5/16/2031	124,077	122,069	123,986	4.48
Sotheby's		N/A	N/A	7.38%	10/15/2027	17,260	15,391	17,258	0.62
Spartan College LLC		S + 7.00%	1.50%	11.00%	3/25/2031	33,277	32,328	32,364	1.17
Spartan College LLC - Delayed Draw Term Loan	(11)	S + 7.00%	1.50%	10.98%	3/25/2031	—	32	35	—
Vision Purchaser Corp.		S + 6.35%	1.00%	10.35%	12/10/2026	35,687	35,225	34,128	1.23
Vision Purchaser Corp. - Fourth Amended Term Loan		S + 6.35%	1.00%	10.35%	12/10/2026	4,198	4,056	4,015	0.14
Vision Purchaser Corp. - Incremental Term Loan		S + 6.35%	1.00%	10.35%	12/10/2026	2,478	2,470	2,370	0.09
							465,899	468,630	16.92
Telecommunications
Innovate Corp.	(10)	N/A	N/A	10.50% PIK	2/1/2027	26,460	26,514	23,672	0.85
Ligado Networks LLC	(12)	N/A	N/A	15.5% PIK	11/1/2023	15,354	8,763	4,913	0.18
Ligado Networks LLC - DIP Roll-up		N/A	N/A	17.50% PIK	12/5/2025	2,508	2,486	2,232	0.08
Ligado Networks LLC - DIP Facility - Delayed Draw Term Loan	(11)	N/A	N/A	17.50% PIK	12/5/2025	2,196	2,196	1,765	0.06
Maxar Technologies Inc. - Revolving Credit Facility	(11)	S + 5.75%	1.00%	9.75%	5/3/2029	10,189	9,959	10,189	0.37
Maxar Technologies Inc.		S + 5.75%	1.00%	9.75%	5/3/2030	97,677	95,871	97,677	3.53
ViaSat, Inc.	(10)	S + 4.61%	0.50%	8.75%	5/30/2030	44,658	42,563	43,901	1.59
							188,352	184,349	6.66

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Transportation: Cargo
Boasso Global - Delayed Draw Term Loan		S + 4.75%	0.75%	8.95%	7/1/2028	8,017	7,877	8,003	0.29
Boasso Global - Revolving Credit Facility	(11)	S + 4.75%	0.75%	8.73%	3/31/2028	—	(43)	(10)	—
Boasso Global		S + 4.75%	0.75%	8.95%	7/1/2028	57,900	56,923	57,803	2.09
							64,757	65,796	2.38
Wholesale
DFS Holdings Company, Inc. - Delayed Draw Term Loan		S + 7.00%	1.00%	11.00%	1/31/2029	1,583	1,598	1,540	0.06
DFS Holdings Company, Inc.		S + 7.00%	1.00%	11.00%	1/31/2029	21,600	21,195	20,402	0.74
							22,793	21,942	0.80
Total First Lien Debt							5,502,919	5,520,036	199.31%
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation		S + 7.54%	0.50%	11.70%	3/15/2030	24,706	24,245	24,348	0.88
Services: Business
DISA Holdings Corp.		S + 8.50%	2.50%	12.63% (Incl 2.00% PIK)	3/9/2029	15,410	15,114	15,565	0.56
DISA Holdings Corp. - Delayed Draw Term Loan		S + 8.50%	2.50%	12.63% (Incl 2.00% PIK)	3/9/2029	2,890	2,836	2,918	0.11
Trace3 Inc.		S + 7.76%	0.50%	12.08%	10/8/2029	24,250	23,840	24,250	0.88
							41,790	42,733	1.55
Total Second Lien Debt							66,035	67,081	2.43%
Subordinated Debt
Services: Business
Ethos - PIK Note	(10)	N/A	N/A	13.00% PIK	3/31/2030	1,102	1,094	1,102	0.04
Healthcare & Pharmaceuticals
Solvias AG - Holdco Note	CH(9)(10)	N/A	N/A	12.50% PIK	2/27/2033	CHF 269	295	330	0.01
Total Subordinated Debt							1,389	1,432	0.05%

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

September 30, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Preferred Equity
Retail
Xponential Fitness LLC - Series A Preferred Stock	(10)			6.50%	6/25/2029	—	255	180	0.01
Services: Consumer
Metropolis Technologies Inc. - Class A Preferred Stock				16.00% (Incl 11.00% PIK)	2/13/2034	20,166	20,027	20,050	0.72
Metropolis Technologies Inc. - Class B Preferred Stock				17.5% PIK	2/13/2034	7,535	7,297	7,362	0.27
Metropolis Technologies Inc. - Warrant					2/13/2034	4	189	659	0.02
							27,513	28,071	1.01
Total Preferred Equity							27,768	28,251	1.02%
Total Investments - non-controlled/non-affiliated							$5,598,111	$5,616,800	202.81%
Cash and Cash Equivalents
Cash and Cash Equivalents	(13)						$242,463	$242,463	8.76
Total Cash and Cash Equivalents							242,463	242,463	8.76%
Total Portfolio Investments, Cash and Cash Equivalents							$5,840,574	$5,859,263	211.57%

September 30, 2025
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	January 7, 2027	$127	AUD 196	$(3)	(0.0)%
Macquarie	March 11, 2026	$830	AUD 1,287	$(23)	(0.0)%
Macquarie	March 11, 2027	$848	AUD 1,314	$(22)	(0.0)%
Macquarie	April 7, 2027	$124	AUD 193	$(3)	(0.0)%
Macquarie	June 11, 2026	$856	AUD 1,326	$(22)	(0.0)%
Macquarie	June 11, 2027	$51,156	AUD 79,323	$(1,275)	(0.1)%
Macquarie	September 11, 2026	$863	AUD 1,336	$(22)	(0.0)%
Macquarie	October 7, 2026	$127	AUD 196	$(3)	(0.0)%
Macquarie	December 11, 2025	$827	AUD 1,283	$(23)	(0.0)%
Macquarie	December 11, 2026	$855	AUD 1,325	$(22)	(0.0)%
Macquarie	January 7, 2026	$80	GBP 60	$-	(0.0)%
Macquarie	January 7, 2027	$153	GBP 116	$(2)	(0.0)%
Macquarie	July 7, 2026	$154	GBP 115	$(1)	(0.0)%
Macquarie	July 7, 2027	$151	GBP 114	$(1)	(0.0)%
Macquarie	October 8, 2027	$3,381	GBP 2,558	$(36)	(0.0)%
Macquarie	January 7, 2026	$3,234	GBP 2,398	$9	0.0%
Macquarie	January 7, 2027	$4,707	GBP 3,507	$5	0.0%
Macquarie	March 8, 2027	$155	GBP 117	$(2)	(0.0)%
Macquarie	March 9, 2026	$325	GBP 243	$(2)	(0.0)%
Macquarie	June 8, 2026	$162	GBP 121	$(1)	(0.0)%
Macquarie	June 8, 2027	$159	GBP 119	$(1)	(0.0)%
Macquarie	July 7, 2026	$4,712	GBP 3,499	$10	0.0%
Macquarie	July 7, 2027	$4,608	GBP 3,446	$-	0.0%
Macquarie	July 14, 2028	$4,655	GBP 3,578	$(106)	(0.0)%
Macquarie	July 15, 2027	$3,341	GBP 2,557	$(78)	(0.0)%
Macquarie	September 8, 2026	$160	GBP 120	$(1)	(0.0)%
Macquarie	September 8, 2027	$6,782	GBP 5,120	$(58)	(0.0)%
Macquarie	September 9, 2027	$105,132	GBP 78,727	$(45)	(0.0)%
Macquarie	December 8, 2026	$158	GBP 118	$(1)	(0.0)%
Macquarie	December 17, 2025	$114,366	GBP 83,889	$1,515	0.1%
Macquarie	December 23, 2025	$1,728	GBP 1,277	$11	0.0%
Macquarie	March 31, 2026	$1,268	CAD 1,718	$24	0.0%
Macquarie	June 30, 2026	$56,704	CAD 76,721	$945	0.0%
Macquarie	October 3, 2025	$1,342	CAD 1,871	$(2)	(0.0)%
Macquarie	December 31, 2025	$1,268	CAD 1,719	$27	0.0%
Macquarie	January 7, 2026	$638	EUR 544	$(4)	(0.0)%
Macquarie	January 7, 2027	$1,289	EUR 1,083	$(9)	(0.0)%
Macquarie	July 7, 2026	$1,258	EUR 1,064	$(8)	(0.0)%
Macquarie	July 7, 2027	$1,286	EUR 1,075	$(11)	(0.0)%
Macquarie	October 8, 2027	$34,564	EUR 28,828	$(302)	(0.0)%
Macquarie	January 7, 2026	$1,255	EUR 1,069	$(6)	(0.0)%
Macquarie	January 7, 2027	$1,867	EUR 1,576	$(23)	(0.0)%
Macquarie	January 7, 2027	$1,918	EUR 1,609	$(11)	(0.0)%
Macquarie	March 8, 2027	$529	EUR 444	$(5)	(0.0)%
Macquarie	March 9, 2026	$1,064	EUR 905	$(8)	(0.0)%
Macquarie	June 8, 2026	$535	EUR 453	$(4)	(0.0)%
Macquarie	June 8, 2027	$546	EUR 457	$(5)	(0.0)%
Macquarie	July 7, 2027	$1,922	EUR 1,605	$(13)	(0.0)%

September 30, 2025
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	September 7, 2027	$51,680	EUR 43,078	$(371)	(0.0)%
Macquarie	September 8, 2026	$535	EUR 452	$(4)	(0.0)%
Macquarie	September 8, 2027	$28,244	EUR 23,599	$(271)	(0.0)%
Macquarie	December 17, 2025	$44,163	EUR 37,240	$252	0.0%
Macquarie	December 30, 2026	$531	EUR 447	$(4)	(0.0)%
Macquarie	February 26, 2027	$158,188	CHF 131,613	$(15,977)	(0.7)%
Macquarie	February 27, 2026	$2,197	CHF 1,895	$(223)	(0.0)%
Macquarie	March 29, 2029	$417	CHF 323	$(41)	(0.0)%
Macquarie	March 31, 2026	$379	CHF 325	$(38)	(0.0)%
Macquarie	March 31, 2027	$12	CHF 10	$(1)	(0.0)%
Macquarie	March 31, 2028	$12	CHF 10	$(1)	(0.0)%
Macquarie	May 27, 2026	$2,159	CHF 1,845	$(220)	(0.0)%
Macquarie	June 30, 2026	$386	CHF 329	$(40)	(0.0)%
Macquarie	June 30, 2027	$12	CHF 10	$(1)	(0.0)%
Macquarie	June 30, 2028	$12	CHF 10	$(1)	(0.0)%
Macquarie	August 27, 2026	$2,250	CHF 1,906	$(229)	(0.0)%
Macquarie	September 29, 2028	$12	CHF 10	$(2)	(0.0)%
Macquarie	September 30, 2026	$394	CHF 333	$(40)	(0.0)%
Macquarie	September 30, 2027	$12	CHF 10	$(1)	(0.0)%
Macquarie	October 3, 2025	$417	CHF 333	$(1)	(0.0)%
Macquarie	November 27, 2026	$2,297	CHF 1,928	$(232)	(0.0)%
Macquarie	November 28, 2025	$2,179	CHF 1,898	$(221)	(0.0)%
Macquarie	December 29, 2028	$13	CHF 10	$(1)	(0.0)%
Macquarie	December 31, 2025	$383	CHF 333	$(39)	(0.0)%
Macquarie	December 31, 2026	$398	CHF 333	$(40)	(0.0)%
Macquarie	December 31, 2027	$12	CHF 10	$(1)	(0.0)%
				$(17,366)	(0.7)%

	Interest Rate Swaps as of September 30, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap	7.11%	SOFR + 3.117%	5/20/2030	$165,000	$3,817	$—	$4,676
Interest rate swap	6.25%	SOFR + 2.4115%	5/31/2030	$500,000	$8,411	$—	$8,411
Total Hedge Accounting Swaps				$665,000	$12,228	$—	$13,087
Cash collateral				$—	$1,200	$—	$—
Total derivatives				$665,000	$13,428	$—	$13,087

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

(5)
Variable rate loans to the portfolio companies are indexed to the Secured Overnight Financing Rate ("SOFR") (denoted as "S"), Euro Interbank Offered Rate (“EURIBOR”) (denoted as “E”), Swiss Average Rate Overnight (“SARON”) (denoted as “SA”), Sterling Overnight Index Average (“SONIA”) (denoted as “SO”), or Bank Bill Swap Rate ("BBSW") (denoted as "B") and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025
(6)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at September 30, 2025.
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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, qualifying assets represented approximately 76.8% of total assets as calculated in accordance with regulatory requirements.
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
(12)
Investment was on non-accrual status as of September 30, 2025, meaning that the Company has ceased recognizing interest income on these investments. As of September 30, 2025, debt investments on non-accrual status represented 0.2% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.
(13)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of September 30, 2025, $184,276 was held in FGTXX and had an average one year yield of 4.32%.
(14)
Portfolio company formerly known as Cotulla Acquisition Co.

September 30, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
7Ridge Investments	Delayed Draw	7/7/2026	$22,238	$34
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(112)
AmerSpirit FL LLC	Delayed Draw	8/15/2027	29,902	(437)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(105)
Best Trash LLC	Delayed Draw	7/10/2026	2,800	(11)
Best Trash LLC	Revolver	7/10/2031	6,060	(63)
Boasso Global	Revolver	3/31/2028	6,250	(10)
Cadogan Tate	Delayed Draw	10/31/2026	54,091	(303)
Cadogan Tate	Revolver	10/31/2031	14,000	(183)
Carevet LLC	Delayed Draw	12/18/2025	19,800	(110)
Carevet LLC	Delayed Draw	6/18/2026	12,078	174
Carevet LLC	Revolver	6/18/2029	6,600	(49)
Clubcorp Holdings Inc.	Delayed Draw	7/10/2027	9,600	(67)
Clubcorp Holdings Inc.	Revolver	7/10/2031	16,000	(231)
Confluent Holdings LLC	Delayed Draw	7/2/2026	9,915	19
Red Fox CD Acquisition Corp.	Delayed Draw	11/30/2025	38,708	(716)
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	3/31/2026	69,059	1
Disa Holdings Corp.	Delayed Draw	3/1/2026	354	(1)
Disa Holdings Corp.	Revolver	9/9/2028	3,333	(33)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(217)
Faraday Buyer, LLC	Delayed Draw	11/17/2025	3,514	(8)
FEG, Inc.	Revolver	5/10/2030	15,000	(231)
Foundation Risk Partners	Delayed Draw	2/26/2027	11,109	(22)
Foundation Risk Partners	Revolver	10/29/2029	1,589	(7)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(16)
Four Winds Interactive LLC	Delayed Draw	2/20/2027	2,903	(22)
Four Winds Interactive LLC	Revolver	2/20/2030	1,935	(34)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Fullsteam	Delayed Draw	8/8/2027	8,077	(35)
Fullsteam	Revolver	8/8/2031	2,692	(26)
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(220)
Healthco Investment LTD	Delayed Draw	2/19/2029	6,723	(66)
Highgate Hotels, L.P.	Revolver	11/3/2029	9,750	-

September 30, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Hotel Equities Group, LLC	Revolver	1/22/2029	7,100	(94)
Inframark	Delayed Draw	7/31/2026	1,818	6
Inspired Pet Nutrition	Delayed Draw	9/1/2028	28,907	(211)
K1 Speed Inc.	Delayed Draw	1/2/2026	2,429	(38)
Learnosity	Revolver	1/15/2031	7,500	(83)
Legends Hospitality	Delayed Draw	8/22/2026	1,425	(10)
Legends Hospitality	Revolver	8/22/2030	6,750	(110)
Ligado Networks LLC	Delayed Draw	12/5/2025	1,726	(190)
Maxar Technologies Inc.	Revolver	5/3/2029	5,316	-
Natural Partners, Inc.	Revolver	3/15/2028	6,563	(61)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(45)
PetVet Care Centers	Delayed Draw	11/15/2025	6,981	(451)
PetVet Care Centers	Revolver	11/15/2029	6,981	(520)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2026	25,253	(110)
RPX Corporation	Revolver	8/2/2030	6,122	(74)
Sandlot Baseball Borrower Co.	Delayed Draw	6/5/2026	53,333	47
Sandlot Baseball Borrower Co.	Revolver	12/27/2028	10,000	-
Sky Merger Sub, LLC	Delayed Draw	5/28/2026	12,500	84
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(458)
Solvias AG	Revolver	2/27/2030	22,602	(499)
Spartan College LLC	Delayed Draw	9/25/2026	13,702	35
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(100)
Systems Planning and Analysis, Inc.	Delayed Draw	6/6/2027	4,712	(17)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	5,288	(45)
Townsend	Revolver	8/1/2030	2,500	(58)
Trillium FlowControl	Delayed Draw	6/20/2026	3,667	(19)
Trillium FlowControl	Revolver	12/20/2029	2,667	(17)
USA Debusk LLC	Delayed Draw	4/30/2026	5,115	(23)
USA Debusk LLC	Revolver	4/30/2030	2,099	(24)
Total Unfunded Commitments			$736,528	$(6,192)

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

On June 30, 2025, the Company entered into Amendment No. 1 to the Advisory Agreement (the “Advisory Agreement Amendment”), dated as of June 30, 2025, by and among the Company, MSD, and BDT & MSD BDC Management, LLC (“BDT & MSD BDC Management”). As a result of the Advisory Agreement Amendment, BDT & MSD BDC Management was appointed to serve as the Company’s investment adviser rather than MSD, and BDT & MSD BDC Management became responsible for the overall management of the Company’s investment activities and daily portfolio management obligations in place of MSD. The Advisory Agreement Amendment was entered into in connection with the internal reorganization of BDT, the ultimate parent company of MSD and BDT & MSD BDC Management, and there were no changes to the advisory services provided to the Company, including no changes in the personnel providing the advisory services or any changes to the advisory fees payable by the Company.

On August 11, 2025, the Company entered into Amendment No. 1 to the Administration Agreement (the “Administration Agreement Amendment”), dated as of August 11, 2025, by and among the Company, MSD, and BDT & MSD BDC Management. As a result of the Administration Agreement Amendment, BDT & MSD BDC Management was appointed to serve as the Company’s administrator rather than MSD, and BDT & MSD BDC Management became responsible for providing certain administrative and other services necessary for the Company to operate in place of MSD. The Administration Agreement Amendment was entered into in connection with the internal reorganization of BDT, the ultimate parent company of MSD and BDT & MSD BDC Management, and there were no changes to the services provided to the Company.

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

Financial and Derivative Instruments

We invest in derivative instruments, including foreign currency forward contracts and interest rate swaps. Foreign currency forward contracts are recognized at fair value in the consolidated financial statements. Foreign currency forward contracts are not designated as hedging instruments, and as a result, changes in fair value through net change in unrealized appreciation (depreciation) on foreign currency forward contracts are presented in the Consolidated Statements of Operations. Realized gains and losses that occur upon the cash settlement of the foreign currency forward contracts are included in net realized gains (losses) on foreign currency forward contracts on the Consolidated Statements of Operations. The Company uses interest rate swaps as derivative instruments to hedge the Company’s fixed rate debt, and therefore the periodic payment will be recognized as a component of interest expense in the Consolidated Statements of Operations. The change in fair value for the effective hedge will also be recognized as a component of interest expense in the Consolidated Statements of Operations, which is offset within interest expense to the extent of the fair value change for the hedged risk on our hedged Notes.

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

The Company’s tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. The Company is additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both September 30, 2025 and December 31, 2024. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the three and nine months ended September 30, 2025, the Company did not incur any interest or penalties.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. In January 2025, the FASB issued ASU 2025-01 to clarify ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this guidance and does not expect a material impact to the consolidated financial statements.

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

Investment Advisory Agreement

On November 24, 2021, the Company entered into the Original Advisory Agreement with the Adviser. Effective January 1, 2023, the Company entered into the Advisory Agreement. The terms of the Advisory Agreement are substantially identical to those of the Original Advisory Agreement, including with respect to the advisory services provided to the Company. On June 30, 2025, the Company entered into the Advisory Agreement Amendment, pursuant to which BDT & MSD BDC Management was appointed to serve as the Company’s investment adviser in place of MSD. Pursuant to the Advisory Agreement Amendment there were no changes to the advisory services provided to the Company, including no changes in the personnel providing the advisory services or any changes to the advisory fees payable by the Company.

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

Administration Agreement

On November 24, 2021, the Company entered into the Original Administration Agreement with the Administrator. Effective January 1, 2023, the Company entered into the Administration Agreement. On August 11, 2025, the Company entered into the Administration Agreement Amendment, pursuant to which BDT & MSD BDC Management was appointed to serve as the Company’s administrator in place of MSD. Pursuant to the Administration Agreement Amendment there were no changes to the services provided to the Company.

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

The following table presents the related party fees, expenses and transactions for the three and nine months ended September 30, 2025 and 2024:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Related Party	Source Agreement & Description	2025	2024	2025	2024
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$10,016	$7,055	$28,443	$17,150
Adviser	Advisory Agreement - income based incentive fee	11,535	9,160	33,849	22,846
Adviser	Advisory Agreement - board of directors' fees	77	53	232	208
Adviser	Advisory Agreement - capital gains incentive fee	1,486	975	(763)	3,302
Administrator	Administration Agreement - administration expense	875	714	2,825	3,136

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$5,502,919	$5,520,036	98.28%	$4,380,981	$4,375,355	96.61%
Second lien debt	66,035	67,081	1.19	89,589	89,485	1.98
Subordinated debt	1,389	1,432	0.03	990	990	0.02
Equity and Other Investments	27,768	28,251	0.49	63,397	63,234	1.39
Total investments	$5,598,111	$5,616,800	100.00%	$4,534,957	$4,529,064	100.00%

The industry composition of investments at fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
Aerospace & Defense	4.82%	4.72%
Automotive	—	0.24
Banking, Finance, Insurance & Real Estate	7.61	6.82
Beverage, Food & Tobacco	3.05	0.46
Capital Equipment	2.47	3.23
Chemicals, Plastics & Rubber	1.20	1.50
Construction & Building	6.60	7.77
Consumer Goods: Durable	—	1.98
Consumer Goods: Non-durable	5.70	6.90
Containers, Packaging & Glass	1.62	1.72
Energy: Oil & Gas	0.04	0.05
Environmental Industries	0.36	0.40
Healthcare & Pharmaceuticals	8.93	6.53
High Tech Industries	8.00	4.66
Hotel, Gaming & Leisure	14.44	10.73
Media: Advertising, Printing & Publishing	1.97	2.60
Media: Broadcasting & Subscription	—	0.49
Media: Diversified & Production	2.91	1.68
Retail	1.63	1.92
Services: Business	14.97	18.38
Services: Consumer	8.84	8.84
Sovereign & Public Finance	—	1.11
Telecommunications	3.28	4.02
Transportation: Cargo	1.17	1.46
Transportation: Consumer	—	1.29
Wholesale	0.39	0.50
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,853,808	$4,854,649	86.43%	175.32%
Luxembourg	75,018	65,811	1.17	2.38
United Kingdom	387,371	395,155	7.03	14.27
Switzerland	142,488	160,969	2.87	5.81
Ireland	91,067	90,938	1.62	3.28
Australia	48,359	49,278	0.88	1.78
Total	$5,598,111	$5,616,800	100.00%	202.84%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,204,937	$4,209,632	92.95%	175.26%
Luxembourg	73,272	69,901	1.54	2.91
United Kingdom	256,748	249,531	5.51	10.39
Total	$4,534,957	$4,529,064	100.00%	188.56%

As of both September 30, 2025 and December 31, 2024, one investment in the portfolio was on non-accrual status.

As of September 30, 2025, on a fair value basis, approximately 98.6% of our performing debt investments bore interest at a floating rate and approximately 1.4% of our performing debt investments bore interest at a fixed rate.

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

The following tables present the open foreign currency forward contracts as of September 30, 2025 and December 31, 2024:

September 30, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
AUD	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 196	$127	$130	$(3)
AUD	March 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,287	$830	$853	$(23)
AUD	March 11, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,314	$848	$870	$(22)
AUD	April 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 193	$124	$127	$(3)
AUD	June 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,326	$856	$878	$(22)
AUD	June 11, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 79,323	$51,156	$52,431	$(1,275)
AUD	September 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,336	$863	$885	$(22)
AUD	October 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 196	$127	$130	$(3)
AUD	December 11, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,283	$827	$850	$(23)
AUD	December 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,325	$855	$877	$(22)

September 30, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 60	$80	$80	$—
GBP	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 116	$153	$155	$(2)
GBP	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 115	$154	$155	$(1)
GBP	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 114	$151	$152	$(1)
GBP	October 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 2,558	$3,381	$3,417	$(36)
GBP	January 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 2,398	$3,234	$3,225	$9
GBP	January 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,507	$4,707	$4,702	$5
GBP	March 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 117	$155	$157	$(2)
GBP	March 9, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 243	$325	$327	$(2)
GBP	June 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 121	$162	$163	$(1)
GBP	June 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 119	$159	$160	$(1)
GBP	July 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,499	$4,712	$4,702	$10
GBP	July 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,446	$4,608	$4,608	$—
GBP	July 14, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,578	$4,655	$4,761	$(106)
GBP	July 15, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 2,557	$3,341	$3,419	$(78)
GBP	September 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 120	$160	$161	$(1)
GBP	September 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 5,120	$6,782	$6,840	$(58)
GBP	September 9, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 78,727	$105,132	$105,177	$(45)
GBP	December 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 118	$158	$159	$(1)
GBP	December 17, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 83,889	$114,366	$112,851	$1,515

September 30, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	December 23, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 1,277	$1,728	$1,717	$11
CAD	March 31, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,718	$1,268	$1,244	$24
CAD	June 30, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 76,721	$56,704	$55,759	$945
CAD	October 3, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CAD 1,871	$1,342	$1,344	$(2)
CAD	December 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,719	$1,268	$1,241	$27
EUR	January 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 544	$638	$642	$(4)
EUR	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,083	$1,289	$1,298	$(9)
EUR	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,064	$1,258	$1,266	$(8)
EUR	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,075	$1,286	$1,297	$(11)
EUR	October 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 28,828	$34,564	$34,866	$(302)
EUR	January 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,069	$1,255	$1,261	$(6)
EUR	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,576	$1,867	$1,890	$(23)
EUR	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,609	$1,918	$1,929	$(11)
EUR	March 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 444	$529	$534	$(5)
EUR	March 9, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 905	$1,064	$1,072	$(8)

September 30, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	June 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 453	$535	$539	$(4)
EUR	June 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 457	$546	$551	$(5)
EUR	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,605	$1,922	$1,935	$(13)
EUR	September 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 43,078	$51,680	$52,051	$(371)
EUR	September 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 452	$535	$539	$(4)
EUR	September 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 23,599	$28,244	$28,515	$(271)
EUR	December 17, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 37,240	$44,163	$43,911	$252
EUR	December 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 447	$531	$535	$(4)
CHF	February 26, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 131,613	$158,188	$174,165	$(15,977)
CHF	February 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,895	$2,197	$2,420	$(223)
CHF	March 29, 2029	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 323	$417	$458	$(41)
CHF	March 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 325	$379	$417	$(38)
CHF	March 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	March 31, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	May 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,845	$2,159	$2,379	$(220)

September 30, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CHF	June 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 329	$386	$426	$(40)
CHF	June 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	June 30, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	August 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,906	$2,250	$2,479	$(229)
CHF	September 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$14	$(2)
CHF	September 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$394	$434	$(40)
CHF	September 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	October 3, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$417	$418	$(1)
CHF	November 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,928	$2,297	$2,529	$(232)
CHF	November 28, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,898	$2,179	$2,400	$(221)
CHF	December 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$13	$14	$(1)
CHF	December 31, 2025	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$383	$422	$(39)
CHF	December 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$398	$438	$(40)
CHF	December 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
Total					$721,463	$738,829	$(17,366)

December 31, 2024
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	March 19, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 20,029	$25,407	$25,068	$338
GBP	July 14, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,578	$4,655	$4,479	$176
GBP	July 15, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 2,557	$3,341	$3,195	$146
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 80,000	$105,726	$100,128	$5,598
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 790	$1,024	$988	$36
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 988	$1,251	$1,235	$16
CAD	March 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,845	$1,354	$1,287	$67
CAD	March 31, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,718	$1,268	$1,216	$52
CAD	June 30, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,823	$1,340	$1,276	$63
CAD	June 30, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 76,721	$56,704	$54,480	$2,224
CAD	September 29, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,786	$1,315	$1,255	$60
CAD	December 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,719	$1,268	$1,213	$54
EUR	March 19, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 37,240	$39,318	$38,707	$611
Total					$243,971	$234,527	$9,441

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the three and nine months ended September 30, 2025 and 2024:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Statement of Operations Location	2025	2024	2025	2024
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(4,058)	$(694)	$(9,317)	$1,314
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	10,349	(2,376)	(26,808)	(1,826)
Net realized and unrealized gains on foreign currency forward contracts		$6,291	$(3,070)	$(36,125)	$(512)

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

The following table presents the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of September 30, 2025 and December 31, 2024:

As of	Counterparty	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Assets Presented in the Statement of Financial Position	Collateral Received (1)	Net position of Derivative Assets and Collateral Received
September 30, 2025	Macquarie	$2,798	$(2,798)	$—	$—	$—

As of	Counterparty	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Liabilities Presented in the Statement of Financial Position	Collateral Pledged (1)	Net position of Derivative Liabilities and Pledged Collateral
September 30, 2025	Macquarie	$(20,164)	$2,798	$(17,366)	$—	$(17,366)

As of	Counterparty	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Assets Presented in the Statement of Financial Position	Collateral Pledged (1)	Net position of Derivative Assets and Collateral Received
December 31, 2024	Macquarie	$9,441	$—	$9,441	$—	$9,441
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

The Company may also enter into interest rate swap transactions from time to time to hedge fixed rate debt obligations to align with our predominantly floating rate portfolio. The Company designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. As of September 30, 2025 and December 31, 2024, the counterparty to all of the Company's interest rate swaps was Goldman Sachs International. Certain information related to the Company's interest rate swap as of September 30, 2025 is presented below:

As of September 30, 2025
Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap	Series F Notes	7.11%	SOFR + 3.117%	5/20/2030	$165,000
Interest rate swap	2030 Notes	6.25%	SOFR + 2.4115%	5/31/2030	$500,000

As a result of the Company's designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Company is required to fair value the hedging instruments and the related hedged items. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. For the three and nine months ended September 30, 2025 the interest rate swaps had a change in fair value of $0.6 million and $13.1 million, respectively, which is offset within interest expense to the extent of the fair value change for the hedged risk on the Series F and 2030 Notes. For the three and nine months ended September 30, 2025 and 2024, the Company recognized no net change in realized or unrealized gains or losses on interest rate swaps not designated as hedging instruments in the Consolidated Statements of Operations. The balance sheet impact of fair valuing the interest rate swaps as of September 30, 2025 and December 31, 2024 is presented below:

As of September 30, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap (1)	$165,000	5/20/2030	$3,817	$—	Prepaid expenses and other assets
Interest rate swap (2)	$500,000	5/31/2030	$8,411	$—	Prepaid expenses and other assets
(1)
The asset related to the fair value of the interest rate swaps was offset by a $3.8 million increase to the carrying value of the Series F Notes.
(2)
The asset related to the fair value of the interest rate swaps was offset by a $8.4 million increase to the carrying value of the 2030 Notes.

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

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of September 30, 2025 and December 31, 2024, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$524,921	$4,995,115	$5,520,036
Second lien debt	—	24,348	42,733	67,081
Subordinated debt	—	—	1,432	1,432
Equity and Other Investments	—	—	28,251	28,251
Cash and cash equivalents	242,463	—	—	242,463
Total Portfolio Investments, Cash and Cash Equivalents	$242,463	$549,269	$5,067,531	$5,859,263
Percentage of total	4.14%	9.37%	86.49%	100.00%
Interest rate swaps	$—	$12,228	$—	$12,228
Foreign currency forward contracts	$—	$(17,366)	$—	$(17,366)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$720,868	$3,654,487	$4,375,355
Second lien debt	—	47,466	42,019	89,485
Subordinated debt	—	—	990	990
Equity and Other Investments	—	—	63,234	63,234
Cash and cash equivalents	109,302	—	—	109,302
Total Portfolio Investments, Cash and Cash Equivalents	$109,302	$768,334	$3,760,730	$4,638,366
Percentage of total	2.36%	16.55%	81.08%	100.00%
Interest rate swaps	$—	$(859)		$(859)
Foreign currency forward contracts	$—	$9,441	$—	$9,441

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$4,433,343	$42,225	$1,388	$27,631	$4,504,587
Purchase of investments (including PIK)	895,006	124	46	—	895,176
Proceeds from principal repayments and sales of investments	(266,574)	—	—	(128)	(266,702)
Amortization of premium/accretion of discount, net	3,183	27	—	(3)	3,207
Net realized gain (loss) on investments	1,889	—	—	3	1,892
Net change in unrealized appreciation (depreciation) on investments	(3,316)	357	(2)	748	(2,213)
Transfers out of Level 3 (1)	(96,748)	—	—	—	(96,748)
Transfers to Level 3 (1)	28,332	—	—	—	28,332
Fair value, end of period	$4,995,115	$42,733	$1,432	$28,251	$5,067,531
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$(2,568)	$357	$(2)	$754	$(1,459)

	For the Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$3,654,487	$42,019	$990	$63,234	$3,760,730
Purchase of investments (including PIK)	1,618,313	306	397	2,781	1,621,797
Proceeds from principal repayments and sales of investments	(397,012)	—	—	(38,490)	(435,502)
Amortization of premium/accretion of discount, net	11,491	117	2	(51)	11,559
Net realized gain (loss) on investments	3,309	—	—	132	3,441
Net change in unrealized appreciation (depreciation) on investments	26,590	291	43	645	27,569
Transfers to Level 3 (1)	77,937	—	—	—	77,937
Fair value, end of period	$4,995,115	$42,733	$1,432	$28,251	$5,067,531
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$27,991	$292	$—	$774	$29,057
(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the three and nine months ended September 30, 2025, two and four investments, respectively, were transferred from Level 2 to Level 3, as valuation coverage on level 2 investments decreased to less than two independent pricing services. For the three and nine months ended September 30, 2025, there were two and zero investments, respectively, that were transferred from Level 3 to Level 2, as valuation coverage on level 3 investments increased to more than one independent pricing service.

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2024.

	For the Three Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$2,537,818	$130,214	$57,902	$2,725,934
Purchase of investments (including PIK)	577,906	92	2,256	580,254
Proceeds from principal repayments and sales of investments	(38,025)	—	—	(38,025)
Amortization of premium/accretion of discount, net	2,619	58	30	2,707
Net realized gain (loss) on investments	479	—	—	479
Net change in unrealized appreciation (depreciation) on investments	1,585	546	578	2,709
Transfers out of Level 3 (1)	(87,667)	(34,465)	—	(122,132)
Transfers to Level 3 (1)	74,795	—	—	74,795
Fair value, end of period	$3,069,510	$96,445	$60,766	$3,226,721
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2024	$1,842	$547	$578	$2,967

	For the Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$1,200,165	$130,876	$27,892	$1,358,933
Purchase of investments (including PIK)	2,071,367	277	28,526	2,100,170
Proceeds from principal repayments and sales of investments	(234,713)	(34,200)	—	(268,913)
Amortization of premium/accretion of discount, net	6,696	277	28	7,001
Net realized gain (loss) on investments	2,793	633	—	3,426
Net change in unrealized appreciation (depreciation) on investments	10,129	674	4,320	15,123
Transfers out of Level 3 (1)	—	(46,886)	—	(46,886)
Transfers to Level 3 (1)	13,073	44,794	—	57,867
Fair value, end of period	$3,069,510	$96,445	$60,766	$3,226,721
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2024	$11,978	$789	$4,320	$17,087
(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the three and nine months ended September 30, 2024, five and three investments, respectively, were transferred from Level 2 to Level 3, as valuation coverage decreased to less than two independent pricing services. For the three and nine months ended September 30, 2024, three and one investments were transferred from Level 3 to Level 2, as valuation coverage on level 3 investments increased to more than one independent pricing service.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$4,681,737	Market Yield Analysis	Market Yield Discount Rates	6.09%	16.56%	9.62%
	269,215	Recent Transaction	Transaction Price	98.02	99.00	98.47
	4,950,952
Second lien debt	42,733	Market Yield Analysis	Market Yield Discount Rates	10.04%	12.41%	11.14%
Subordinated debt	1,102	Market Yield Analysis	Market Yield Discount Rates	12.22%	13.22%	12.72%
Preferred equity	27,592	Market Yield Analysis	Market Yield Discount Rates	9.07%	19.07%	17.01%
		Black-Scholes	Volatility	34.70%	34.70%	34.70%
Warrants	658	Black-Scholes	Volatility	33.01%	33.01%	33.01%
Total	$5,023,037

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$3,396,459	Market Yield Analysis	Market Yield Discount Rates	7.72%	16.69%	10.62%
	242,563	Recent Transaction	Transaction Price	98.00	99.25	98.18
	3,639,022
Second lien debt	42,019	Market Yield Analysis	Market Yield Discount Rates	10.45%	13.82%	11.95%
Subordinated debt	990	Recent Transaction	Transaction Price	99.00	99.00	99.00
Preferred equity	63,155	Market Yield Analysis	Market Yield Discount Rates	9.33%	9.33%	15.54%
		Black-Scholes	Volatility	34.20%	34.20%	34.20%
Warrants	79	Black-Scholes	Volatility	29.13%	29.13%	29.13%
Total	$3,745,265
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of September 30, 2025 and December 31, 2024, the Company had investments of this nature measured at fair value totaling $44.5 million and $15.5 million, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s variable interest Credit Facilities, which would be categorized as Level 3 investments within the fair value hierarchy, as of both September 30, 2025 and December 31, 2024, respectively, approximate their carrying value. The fair value of the Company's Series A Notes, Series C Notes, Series F Notes, and 2030 Notes (see Note 7. Borrowings) is based on vendor pricing received by the Company, which is considered a Level 3 input.

The following table presents the fair value of the Company’s Series A Notes, Series C Notes, Series F Notes, and 2030 Notes as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Outstanding Principal	Fair Value
Series A Notes	$69,000	$70,179
Series C Notes	116,000	120,237
Series F Notes	165,000	168,818
2030 Notes	500,000	503,237
Total	$850,000	$862,471

	December 31, 2024
	Outstanding Principal	Fair Value
Series A Notes	$69,000	$68,914
Series C Notes	116,000	115,420
Series F Notes	165,000	164,175
Total	$350,000	$348,509

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

The Company’s outstanding debt obligations as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$514,000	$508,776	$36,000	4/8/2029
SPV II facility	595,000	449,000	439,713	146,000	9/18/2030
Collateralized loan obligations	390,000	390,000	386,929	—	10/15/2035
Revolving credit facility	670,000	635,000	629,454	35,000	11/19/2029
2030 Notes	500,000	500,000	498,237	—	5/31/2030
Series A Notes	69,000	69,000	68,379	—	8/7/2027
Series B Notes	75,000	75,000	73,697	—	8/7/2027
Series C Notes	116,000	116,000	115,325	—	8/7/2029
Series D Notes	75,000	75,000	74,158	—	8/7/2029
Series E Notes	50,000	50,000	49,490	—	5/20/2028
Series F Notes	165,000	165,000	166,936	—	5/20/2030
Series G Notes	50,000	50,000	49,430	—	5/20/2030
Total	$3,305,000	$3,088,000	$3,060,524	$217,000

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$503,000	$496,667	$47,000	4/8/2029
SPV II facility	595,000	537,000	531,322	58,000	8/15/2028
Collateralized loan obligations	390,000	390,000	386,697	—	10/15/2035
Revolving credit facility	450,000	150,000	144,890	300,000	11/19/2029
Loan repurchase obligations	52,043	52,043	52,043	—	2/21/2025
Series A Notes	69,000	69,000	68,128	—	8/7/2027
Series B Notes	75,000	75,000	74,052	—	8/7/2027
Series C Notes	116,000	116,000	114,444	—	8/7/2029
Series D Notes	75,000	75,000	73,994	—	8/7/2029
Series E Notes	50,000	50,000	49,356	—	5/20/2028
Series F Notes	165,000	165,000	161,978	—	5/20/2030
Series G Notes	50,000	50,000	49,344	—	5/20/2030
Total	$2,637,043	$2,232,043	$2,202,915	$405,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs, amortized original issue discount, and the fair value of any interest rate swap designated as a fair value hedge.
(2)
The unused portion is the amount upon which commitment fees are based, if any.

The components of interest expense for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense	48,972	$41,307	$137,021	$100,794
Unused/undrawn fees	206	58	696	497
Administration fees	361	381	1,073	1,031
Interest rate swap	1,114	—	2,134	—
Accretion of original issue discount	254	—	503	—
Amortization of deferred financing costs	1,954	1,179	5,265	3,006
Total interest expense	$52,861	$42,925	$146,692	$105,328
Average borrowings	$2,859,409	$2,026,171	$2,649,969	$1,654,321

Weighted average interest rate (1)	7.12%	8.24%	7.12%	8.25%
Amortization of financing costs	0.27%	0.23%	0.26%	0.24%
Total borrowing costs	7.39%	8.47%	7.38%	8.49%

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

As of both September 30, 2025 and December 31, 2024, respectively, the Company was in compliance with all covenants associated with the SPV I Facility.

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

Advances under the SPV II Facility bore interest at a per annum rate equal to SOFR in effect, plus an applicable margin of 2.75% per annum with a SOFR floor of 0.00%. SPV II pays a commitment fee of 0.25% per annum (or 0.50% per annum if borrowings are less than 75% of the commitment amount) on the average daily unused amount of the financing commitments until the third anniversary of the SPV II Facility.

In connection with the September 8, 2023 amendment, the maximum commitment amount of the SPV II Facility increased from $370 million to $445 million. Subsequently, in connection with the March 21, 2024, and April 18, 2024 amendments, the maximum commitment amount of the SPV II Facility increased from $445 million, to $495 million and $595 million, respectively. Proceeds from borrowings under the SPV II Facility may be used to fund portfolio investments by SPV II. The original period during which SPV II may make borrowings under the SPV II Facility expires on August 15, 2026 and the SPV II Facility was scheduled to mature on August 15, 2028.

In connection with the September 18, 2025 amendment, Advances under the SPV II facility bear interest at a per annum rate equal to the SOFR in effect, plus the applicable margin of 1.95% per annum. The period during which SPV II may make borrowings under the SPV II Facility was extended from August 15, 2026, to September 18, 2028. In addition, the scheduled maturity date of the SPV II Facility was extended from August 15, 2028, to September 18, 2030.

As of both September 30, 2025 and December 31, 2024, respectively, the Company was in compliance with all covenants associated with the SPV II Facility.

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

As of September 30, 2025, the Company had no outstanding Repurchase Obligations.

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

In connection with the offering of the Series F Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which predominately consists of floating rate loans. The notional amount of the interest rate swap was $165 million maturing on May 20, 2030, which aligns with the Series F Notes. The Company shall receive fixed rate interest semi-annually at 7.11%, and pay variable rate interest semi-annually based on 3-month SOFR plus 3.117%. The Company made $0.3 and $0.6 million in net periodic payments for the three and nine months ended September 30, 2025.

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

Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to the SOFR in effect, plus an applicable margin of 1.75% per annum if the Borrowing Base (as defined in the Credit Agreement) is greater than or equal to 1.6x the Combined Debt Amount (as defined in the Credit Agreement), or SOFR plus an applicable margin of 1.875% per annum if the Borrowing Base is less than 1.6x the Combined Debt Amount. There is an additional 0.1% credit spread adjustment regardless of the Combined Debt Amount. The Company will also pay a commitment fee of 0.375% per annum on the daily unused amount of the financing commitments until the fourth anniversary of the Revolving Credit Facility. The maximum commitment amount of the Revolving Credit Facility was initially $450 million. Proceeds from borrowings under the Revolving Credit Facility may be used to fund portfolio investments by the Company. The period during which the Company may make borrowings under the Revolving Credit Facility expires on December 20, 2028, and the Revolving Credit Facility is scheduled to mature on November 19, 2029. The accordion feature in the Revolving Credit Facility allows the Company, under certain circumstances, to increase the total size of the facility to a maximum of $675.0 million.

On August 28, 2025, the Company entered into that certain Commitment Increase Agreement with Royal Bank of Canada, Deutsche Bank AG, New York Branch, and U.S. Bank National Association, as the assuming lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, pursuant to which, through the accordion feature in the Credit Agreement, the aggregate commitments under the Revolving Credit Facility increased from $450.0 million to $595.0 million.

On September 25, 2025, the Company entered into that certain Commitment Increase Agreement with Royal Bank of Canada, Deutsche Bank AG, New York Branch, and U.S. Bank National Association, as the assuming lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, pursuant to which, through the accordion feature in the Credit Agreement, the aggregate commitments under the Revolving Credit Facility increased from $595.0 million to $670.0 million.

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of September 30, 2025 and December 31, 2024, the Company’s unfunded commitments consisted of the following:

September 30, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
7Ridge Investments	Delayed Draw	7/7/2026	$22,238	$34
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(112)
AmerSpirit FL LLC	Delayed Draw	8/15/2027	29,902	(437)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(105)
Best Trash LLC	Delayed Draw	7/10/2026	2,800	(11)
Best Trash LLC	Revolver	7/10/2031	6,060	(63)
Boasso Global	Revolver	3/31/2028	6,250	(10)
Cadogan Tate	Delayed Draw	10/31/2026	54,091	(303)
Cadogan Tate	Revolver	10/31/2031	14,000	(183)
Carevet LLC	Delayed Draw	12/18/2025	19,800	(110)
Carevet LLC	Delayed Draw	6/18/2026	12,078	174
Carevet LLC	Revolver	6/18/2029	6,600	(49)
Clubcorp Holdings Inc.	Delayed Draw	7/10/2027	9,600	(67)
Clubcorp Holdings Inc.	Revolver	7/10/2031	16,000	(231)
Confluent Holdings LLC	Delayed Draw	7/2/2026	9,915	19
Red Fox CD Acquisition Corp.	Delayed Draw	11/30/2025	38,708	(716)
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	3/31/2026	69,059	1
Disa Holdings Corp.	Delayed Draw	3/1/2026	354	(1)
Disa Holdings Corp.	Revolver	9/9/2028	3,333	(33)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(217)
Faraday Buyer, LLC	Delayed Draw	11/17/2025	3,514	(8)
FEG, Inc.	Revolver	5/10/2030	15,000	(231)
Foundation Risk Partners	Delayed Draw	2/26/2027	11,109	(22)
Foundation Risk Partners	Revolver	10/29/2029	1,589	(7)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(16)
Four Winds Interactive LLC	Delayed Draw	2/20/2027	2,903	(22)
Four Winds Interactive LLC	Revolver	2/20/2030	1,935	(34)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Fullsteam	Delayed Draw	8/8/2027	8,077	(35)
Fullsteam	Revolver	8/8/2031	2,692	(26)
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(220)
Healthco Investment LTD	Delayed Draw	2/19/2029	6,723	(66)
Highgate Hotels, L.P.	Revolver	11/3/2029	9,750	-
Hotel Equities Group, LLC	Revolver	1/22/2029	7,100	(94)
Inframark	Delayed Draw	7/31/2026	1,818	6
Inspired Pet Nutrition	Delayed Draw	9/1/2028	28,907	(211)
K1 Speed Inc.	Delayed Draw	1/2/2026	2,429	(38)
Learnosity	Revolver	1/15/2031	7,500	(83)
Legends Hospitality	Delayed Draw	8/22/2026	1,425	(10)
Legends Hospitality	Revolver	8/22/2030	6,750	(110)
Ligado Networks LLC	Delayed Draw	12/5/2025	1,726	(190)
Maxar Technologies Inc.	Revolver	5/3/2029	5,316	-
Natural Partners, Inc.	Revolver	3/15/2028	6,563	(61)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(45)
PetVet Care Centers	Delayed Draw	11/15/2025	6,981	(451)
PetVet Care Centers	Revolver	11/15/2029	6,981	(520)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2026	25,253	(110)
RPX Corporation	Revolver	8/2/2030	6,122	(74)
Sandlot Baseball Borrower Co.	Delayed Draw	6/5/2026	53,333	47
Sandlot Baseball Borrower Co.	Revolver	12/27/2028	10,000	-
Sky Merger Sub, LLC	Delayed Draw	5/28/2026	12,500	84
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(458)
Solvias AG	Revolver	2/27/2030	22,602	(499)
Spartan College LLC	Delayed Draw	9/25/2026	13,702	35
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(100)
Systems Planning and Analysis, Inc.	Delayed Draw	6/6/2027	4,712	(17)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	5,288	(45)
Townsend	Revolver	8/1/2030	2,500	(58)
Trillium FlowControl	Delayed Draw	6/20/2026	3,667	(19)
Trillium FlowControl	Revolver	12/20/2029	2,667	(17)
USA Debusk LLC	Delayed Draw	4/30/2026	5,115	(23)
USA Debusk LLC	Revolver	4/30/2030	2,099	(24)
Total Unfunded Commitments			$736,528	$(6,192)

December 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ALF Finance	Delayed Draw	12/10/2029	$29,000	$3
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(127)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(124)
Best Trash LLC	Delayed Draw	7/10/2031	16,250	(88)
Best Trash LLC	Revolver	7/10/2031	6,060	(71)
Boasso Global	Delayed Draw	7/1/2028	1,175	15
Boasso Global	Delayed Draw	7/1/2028	4,038	12
Boasso Global	Revolver	7/1/2026	6,250	(11)
Cadogan Tate	Delayed Draw	10/31/2031	59,500	(425)
Cadogan Tate	Revolver	10/31/2031	18,700	(274)
Carevet LLC	Delayed Draw	6/18/2029	19,800	(354)
Carevet LLC	Delayed Draw	6/18/2029	33,000	71
Carevet LLC	Revolver	6/18/2029	6,600	(59)
Confluent Holdings LLC	Delayed Draw	3/28/2029	4,318	20
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	8/29/2029	26,094	15
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(17)
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(51)
Disa Holdings Corp.	Delayed Draw	9/9/2028	11,063	(53)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(257)
Faraday Buyer, LLC	Delayed Draw	10/10/2028	3,514	(19)
FEG, Inc.	Revolver	5/10/2030	15,000	(268)
Foundation Risk Partners	Delayed Draw	10/29/2030	4,898	13
Foundation Risk Partners	Revolver	10/29/2029	1,589	(4)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(8)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(254)
Highgate Hotels, L.P.	Revolver	11/3/2029	12,500	—
Hotel Equities Group, LLC	Revolver	1/22/2029	10,000	(162)
Inframark	Delayed Draw	7/31/2031	3,364	(15)
K1 Speed Inc.	Delayed Draw	1/2/2029	3,643	(70)
Legends Hospitality	Delayed Draw	8/22/2031	3,750	(34)
Legends Hospitality	Revolver	8/22/2031	6,750	(128)
Maxar Technologies Inc.	Revolver	5/3/2029	8,417	-
Natural Partners, Inc.	Revolver	11/29/2027	6,563	(122)
Neptune Platform Buyer, LLC	Delayed Draw	1/19/2031	1,544	(8)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(54)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	61
PetVet Care Centers	Revolver	11/15/2029	6,981	(66)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2030	25,253	(156)
Red Fox CD Acquisition Corp.	Delayed Draw	3/4/2030	7,364	(127)
RPX Corporation	Revolver	8/2/2030	6,122	(85)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	13,800	56
Sky Merger Sub, LLC	Delayed Draw	5/28/2029	12,500	37
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(551)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(120)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	42,286	(59)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	5,827	(52)
TIC Bidco LTD	Delayed Draw	6/16/2031	1,577	(9)
Townsend	Revolver	8/1/2029	2,500	(69)
Trillium FlowControl	Delayed Draw	12/20/2029	3,667	(27)
Trillium FlowControl	Revolver	12/20/2029	3,000	(22)
USA Debusk LLC	Delayed Draw	4/30/2031	5,420	(33)
USA Debusk LLC	Revolver	4/30/2030	1,603	(21)
Total Unfunded Commitments			$574,819	$(4,151)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both September 30, 2025 and December 31, 2024, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

The Company has the authority to issue up to 200,000,250 shares of stock, of which 200,000,000 shares are classified as common stock, par value $0.001 per share, and 250 shares are classified as preferred stock, par value $0.001 per share, which have been previously designated the “12.0% Series A Cumulative Non-Voting Preferred Stock”. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of September 30, 2025, the Company had received Capital Commitments totaling approximately $3.4 billion ($909.5 million remaining undrawn).

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements as of September 30, 2025:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
March 8, 2023	2,601,909	$60,000
April 21, 2023	4,446,421	$100,000
August 8, 2023	3,225,807	$75,000
December 29, 2023	4,310,345	$100,000
March 27, 2024	9,449,812	$225,000
June 5, 2024	16,366,612	$400,000
July 10, 2024	4,163,197	$100,000
September 27, 2024	14,553,015	$350,000
October 31, 2024	10,300,783	$250,000
September 4, 2025	12,437,811	$300,000
Total	102,143,685	$2,449,988

Distributions

The Company declared the following distributions for the nine months ended September 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Regular Distribution	Special Distribution	Per Share Amount	Total Amount
For Calendar Year 2025
March 4, 2025	March 13, 2025	March 27, 2025	$0.65	$—	$0.65	$65,397
May 12, 2025	June 13, 2025	June 27, 2025	$0.65	$0.02	$0.67	$68,452
August 11, 2025	September 12, 2025	September 26, 2025	$0.65	$—	$0.65	$75,553
					$1.97	$209,402
For Calendar Year 2024
March 6, 2024	March 15, 2024	March 28, 2024	$0.65	$—	$0.65	$26,182
May 8, 2024	June 14, 2024	June 27, 2024	$0.65	$0.08	$0.73	$48,879
August 12, 2024	September 13, 2024	September 27, 2024	$0.65	$0.02	$0.67	$48,486
					$2.05	$123,547

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

The following table summarizes the DRP Shares issued to shareholders who have “opted in” to the DRP as of September 30, 2025 and the value of such Shares as of the payment dates:

Payment Date	DRP Shares Issued	DRP Shares Value
April 15, 2022	286,055	$7,200
July 15, 2022	373,593	$9,321
October 17, 2022	377,076	$8,646
December 30, 2022	801,437	$18,056
April 17, 2023	637,800	$13,892
June 28, 2023	754,571	$16,789
September 28, 2023	828,460	$18,945
December 28, 2023	1,347,765	$31,456
March 28, 2024	861,529	$20,039
June 27, 2024	1,246,983	$29,653
September 27, 2024	1,179,974	$28,260
December 27, 2024	2,210,389	$53,204
March 27, 2025	1,555,293	$37,125
June 27, 2025	1,630,752	$38,877
September 26, 2025	555,901	$13,159
	14,647,578	$344,622

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per Share during the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net increase in net assets resulting from operations	$73,792	$57,433	$187,490	$154,731
Weighted average shares outstanding	107,438,416	72,596,377	103,485,768	56,268,734
Earnings per share	$0.69	$0.79	$1.81	$2.75

Note 11. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Per Share Data:
Net assets, beginning of period	$23.87	$23.26
Net investment income (1)	1.86	2.24
Net realized gain (loss) (1)	(0.03)	0.32
Net change in unrealized appreciation (depreciation) (2)	(0.03)	0.31
Net increase in net assets resulting from operations	1.80	2.87
Distributions declared from net investment income (3)	(1.97)	(2.05)
Issuance of shares in connection with our DRP program	0.00	(0.01)
Total increase (decrease) in net assets	(0.17)	0.81
Net assets, end of period	$23.70	$24.07
Shares outstanding, end of period	116,791,263	88,100,334
Total return based on NAV (4)	7.75%	12.72%
Ratios:
Expenses to average net assets (5)	11.62%	14.03%
Net investment income to average net assets (5)	10.16%	11.27%
Portfolio turnover rate (6)	14.94%	24.74%
Supplemental Data:
Net assets, end of period	$2,769,114	$2,121,656
Total capital commitments, end of period	$3,359,504	$2,265,788
Ratios of total contributed capital to total committed capital, end of period	72.93%	83.86%
Average debt outstanding	$2,649,969	$1,654,321
Asset coverage ratio (7)	189.9%	200.0%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the nine months ended September 30, 2025 and 2024, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of November 13, 2025, the date that the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2025 other than those set forth below:

Subsequent to September 30, 2025, the Company invested in the senior secured loan of Brown & Root, LLC.

On October 30, 2025, SPV I entered into Amendment No. 6 to the Loan Financing and Servicing Agreement with the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, DB as facility agent, U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian (the "Amendment"). The Amendment, among other things; (i) extended the maturity date of the SPV I Facility from April 8, 2029 to October 30, 2030; (ii) extended the Reinvestment Period of the SPV I Facility from April 8, 2027 to October 30, 2028; and (iii) during the Reinvestment Period, the facility margin was decreased from 2.41% to 1.75%, and the facility margin subsequent to the Reinvestment Period was decreased from 2.535% to 1.875%. The other material terms of the SPV I Facility remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this management's discussion and analysis of financial condition and results of operations relates to MSD Investment Corp., including its wholly-owned subsidiaries (collectively, "we", "us", "our" or the "Company"). The terms “Adviser” and “MSD,” prior to June 30, 2025, refer to MSD Partners, L.P., a Delaware limited partnership, and subsequent to June 30, 2025, refer to BDT & MSD BDC Management, LLC, a Delaware limited liability company, each in their capacity as our investment adviser. The term “Administrator,” prior to August 11, 2025, refers to MSD Partners, L.P., and subsequent to August 11, 2025, refers to BDT & MSD BDC Management, LLC, in its capacity as our administrator. The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” The discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those risks set forth in section entitled “Part I Item 1A Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 19, 2025.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of September 30, 2025 and December 31, 2024 and (ii) for the three and nine months ended September 30, 2025 and 2024:

	As of
	September 30, 2025	December 31, 2024
Total assets	$5,946,676	$4,685,663
Investments in portfolio companies, at fair value	$5,616,800	$4,529,064
Borrowings	$3,088,000	$2,232,043
Net assets	$2,769,114	$2,401,934
Net asset value per common share	$23.70	$23.87
Leverage ratio (borrowings / total assets)	51.9%	47.6%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Average net assets	$2,613,427	$1,878,064	$2,516,175	$1,474,361
Average borrowings	$2,859,409	$2,026,171	$2,649,969	$1,654,321
Cost of investments purchased	$903,742	$718,565	$1,767,386	$2,523,947
Sales of investments	$104,080	$76,410	$211,664	$145,656
Principal repayments	$263,034	$98,161	$540,835	$610,556
Net investment income	$63,883	$50,930	$192,575	$126,155
Net realized gains (losses)	$(563)	$5,875	$(2,854)	$18,220
Net change in unrealized appreciation (depreciation)	$10,472	$628	$(2,231)	$10,356
Net increase (decrease) in net assets resulting from operations	$73,792	$57,433	$187,490	$154,731
Net investment income per share - basic and diluted	$0.59	$0.70	$1.86	$2.24
Earnings per share - basic and diluted	$0.69	$0.79	$1.81	$2.75

Portfolio and Investment Activity for the three and nine months ended September 30, 2025 and 2024

The following table presents our portfolio company activity for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Portfolio companies at beginning of period	88	76	84	61
Number of added portfolio companies	7	11	13	39
Number of exited portfolio companies	(6)	(5)	(10)	(18)
Portfolio companies at period end	89	82	87	82

Number of debt investments period end	187	149	187	149
Number of preferred equity investments at period end	4	6	4	6

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$4,967,758	$66,344	$1,388	$27,631	$5,063,121
Purchase of investments	903,743	—	—	—	903,743
Proceeds from principal repayments and sales of investments	(366,986)	—	—	(128)	(367,114)
Other changes in fair value (1)	15,521	737	44	748	17,050
Fair value, end of period	$5,520,036	$67,081	$1,432	$28,251	$5,616,800

	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$4,375,355	$89,485	$990	$63,234	$4,529,064
Purchase of investments	1,767,111	—	271	4	1,767,386
Proceeds from principal repayments and sales of investments	(689,714)	(24,295)	—	(38,490)	(752,499)
Other changes in fair value (1)	67,284	1,891	171	3,503	72,849
Fair value, end of period	$5,520,036	$67,081	$1,432	$28,251	$5,616,800

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

The following table presents selected information regarding our investment portfolio as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025		December 31, 2024
Investments:
Number of portfolio companies	89		84
Number of investments	191		161
Average investment at fair value	$29,407		$28,131
Average cost of debt investments as a percentage of par (1)	97.79%		98.25%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.16%		0.25%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.09%		0.10%
Number of debt investments on non-accrual status	1		1
Weighted Average EBITDA (mm) (2)	164.9		193.0
Median EBITDA (mm) (2)	127.0		134.5
Weighted average net debt through tranche (2)	4.1x		4.2x
Weighted average interest rate coverage (2)	2.2x		2.3x
Percentage of sponsored investments	82.93%		83.50%

Floating interest rate debt investments:
Percent of debt portfolio (3)	98.6%		97.4%
Weighted average interest rate floors	0.99%		0.89%
Weighted average coupon spread to base interest rate	563	bps	575	bps
Weighted average effective yield on floating rate debt investments at amortized cost (4)	10.16%		10.65%
3 Month SOFR	3.98%		4.31%

Fixed interest debt investments: (5)
Percent of debt portfolio (3)	1.4%		2.6%
Weighted average coupon rate	9.84%		9.03%
Weighted average effective yield on fixed rate debt investments at amortized cost (4)	10.94%		10.45%

Other metrics:
Weighted average years to maturity on debt investments	4.54	years	4.69	years
Weighted average effective yield on the portfolio at amortized cost (4) (5)	10.23%		10.70%
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

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$15,354	0.2%	$12,853	0.3%
2025	4,704	0.1	58,566	1.30
2026	50,128	0.9	362,772	8.0
2027	275,060	4.8	209,661	4.6
2028	572,973	10.1	485,678	10.7
2029	1,222,926	21.5	1,244,911	27.3
2030	1,892,125	33.2	1,184,200	26.0
2031	1,211,627	21.3	992,388	21.8
2032	450,891	7.9	—	—
2033	338	—	—	—
	$5,696,126	100.0%	$4,551,029	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025			As of December 31, 2024
Risk Rating	Fair Value	% of Portfolio	# of Investments	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—	$—	0.0%	—
2	102,478	1.8	5	138,919	3.1	4
3	5,340,153	95.1	171	4,325,456	95.5	154
4	165,259	2.9	12	60,298	1.3	2
5	8,910	0.2	3	4,391	0.1	1
	$5,616,800	100.0%	191	$4,529,064	100.0%	161

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

Operating Results for the three and nine months ended September 30, 2025 and 2024 are presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$143,010	$113,700	$411,154	$282,313
Total expenses	79,127	62,770	218,579	156,158
Net investment income	63,883	50,930	192,575	126,155
Net realized gain (loss)	(563)	5,875	(2,854)	18,220
Net change in unrealized appreciation (depreciation)	10,472	628	(2,231)	10,356
Net increase (decrease) in net assets resulting from operations	$73,792	$57,433	$187,490	$154,731

Investment Income

Investment income consisted of the following components for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income on debt securities
Cash interest	$126,733	$102,929	$361,743	$246,013
PIK interest	9,060	3,787	23,737	10,676
Net accretion/amortization of discounts/premiums	4,002	4,008	15,335	11,861
Total interest on debt securities	139,795	110,724	400,815	268,550
Dividend Income	1,143	(52)	2,375	526
PIK dividend	—	2,253	2,776	4,374
Total interest and dividend income	140,938	112,925	405,966	273,450
Other income	2,072	775	5,188	8,863
Total investment income	$143,010	$113,700	$411,154	$282,313
Average investments at cost (1)	$5,321,526	$3,739,595	$5,030,695	$3,060,233
Income return (2)	2.65%	3.02%	8.07%	8.92%

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

The table below shows a breakdown of our operating expenses for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed Operating Expenses
Professional fees (1)	$1,087	$1,040	$3,602	$2,121
Board of directors' fees	77	53	232	208
General and other expenses	301	191	1,132	393
Organization and offering costs (2)	9	19	27	63
Total fixed operating expenses	1,474	1,303	4,993	2,785

Variable operating expenses:
Interest expense (3)	52,861	42,925	146,692	105,328
Management fees	10,016	7,055	28,443	17,150
Administrative expense (4)	1,365	1,074	4,230	4,031
Custody expense	358	269	978	675
Transfer agency fees	32	9	157	41
Total variable operating expenses	64,632	51,332	180,500	127,225

Performance-dependent expenses:
Income based incentive fee	11,535	9,160	33,849	22,846
Capital gains incentive fee	1,486	975	(763)	3,302
Total performance-dependent expenses	13,021	10,135	33,086	26,148

Total expenses	$79,127	$62,770	$218,579	$156,158

(1)
Professional fees includes the expenses for third-party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the three and nine months ended September 30, 2025 and 2024 are described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the three and nine months ended September 30, 2025, our net realized gains (losses) were ($0.6) million and ($2.9) million, respectively, and our net change in unrealized appreciation (depreciation) were $10.5 million and ($2.2) million, respectively.

For the three and nine months ended September 30, 2024, our net realized gains (losses) were $5.9 million and $18.2 million, respectively, and our net change in unrealized appreciation (depreciation) were $0.6 million and $10.4 million, respectively.

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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of September 30, 2025 and December 31, 2024, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value of level 3 investments at the end of the period	$5,067,531	$3,226,721	$5,067,531	$3,226,721
Fair value assuming a 5% increase in value	5,320,908	3,388,057	5,320,908	3,388,057

Increase in unrealized appreciation	253,377	161,336	253,377	161,336
(Increase) in management fees	(475)	(303)	(1,425)	(605)
(Increase) in capital gains incentive fees (1)	(38,006)	(24,200)	(38,006)	(24,200)
Increase in net assets resulting from operations	$214,896	$136,833	$213,946	$136,531

Weighted average shares outstanding	107,438,416	72,596,377	103,485,768	56,268,734
Shares outstanding at the end of the period	116,791,263	88,100,334	116,791,263	88,100,334

Increase in earnings per share	$2.00	$1.88	$2.07	$2.43
Increase in net assets per share	$1.84	$1.55	$1.83	$1.55

(1)
Increase in capital gains incentive fee is calculated as 15% of the increase in unrealized appreciation.

Determination of Net Asset Value

The Valuation Designee will determine the net asset value ("NAV”) of the Company's portfolio securities at least quarterly. The NAV per share is equal to the value of the Company’s total assets minus its liabilities and the liquidation value of any preferred shares outstanding divided by the total number of shares outstanding. Additionally, in connection with each offering of shares, to the extent the Company does not have Shareholder approval to sell below NAV, the Valuation Designee or an authorized committee thereof will be required to make a good faith determination that the Company is not selling shares at a price below the then current NAV of the shares at the time at which the sale is made.

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

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of September 30, 2025 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated, in addition to interest rate swaps to offset fixed rate exposure on our Series F and 2030 Notes (see Note 5. Derivative Instruments in the accompanying consolidated financial statements). However, no assurance can be given that such hedging transactions will be effective.

Financial Condition, Liquidity and Capital Resources

Our primary sources of cash and cash equivalents may include: (i) the sale of our Shares, (ii) borrowings under various financing arrangements, (iii) cash flows from interest, dividends and transaction fees earned from investment in portfolio companies and (iv) principal repayments and sale proceeds from our investments.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including fees payable to BDT & MSD BDC Management in its capacity as the Adviser and the Administrator), (iii) debt service of any borrowings, and (iv) cash distributions to our Shareholders.

Liquidity

The tables below present a summary of our liquidity position as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$241,263	$109,302
Unused borrowing capacity	217,000	405,000
Principal receivable	10,071	5,503
Unfunded investment commitments (1)	(736,528)	(574,819)
Undrawn capital commitments	909,516	456,800
Other net working capital (2)	(88,256)	(48,995)
	$553,066	$352,791
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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I facility	$514,000	$—	$—	$514,000	$—
SPV II facility	449,000	—	—	—	449,000
Collateralized loan obligations	390,000	—	—	—	390,000
Revolving credit facility	635,000	—	—	635,000	—
2030 Notes	500,000	—	—	500,000	—
Series A Notes	69,000	—	69,000	—	—
Series B Notes	75,000	—	75,000	—	—
Series C Notes	116,000	—	—	116,000	—
Series D Notes	75,000	—	—	75,000	—
Series E Notes	50,000	—	50,000	—	—
Series F Notes	165,000	—	—	165,000	—
Series G Notes	50,000	—	—	50,000	—
Total Contractual Obligations	$3,088,000	$—	$194,000	$2,055,000	$839,000

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of September 30, 2025, 98.6% of our debt investments (98.2% of our total investments), or $5.51 billion measured at fair value, are subject to floating interest rates. Additionally, the SPV I Facility, the SPV II Facility, the collateralized loan obligations, the Revolving Credit Facility, and certain of the Notes are subject to floating interest rates. In connection with our Series F and 2030 Notes, which bear interest at fixed rates, we entered into interest rate swaps in order to align the interest rate risk of our liabilities with our investment portfolio. A prolonged period of elevated interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate debt securities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for the Income-Based Fee as described in Note 3. Agreements and Related Party Transactions.

The Federal Reserve decreased interest rates by 0.25% in each of September and October of 2025, lowering their benchmark lending rate to a range between 3.75% and 4.00%. While the Federal Reserve has indicated potential for additional rate reductions in the fourth quarter of 2025, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200, or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2025. Interest expense is calculated based on the terms of the Financing Facility, using the outstanding balance as of September 30, 2025. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$162,966	$(84,532)	$78,434
Up 200 basis points	106,900	(55,502)	51,398
Up 100 basis points	50,834	(26,472)	24,362
Down 100 basis points	(58,695)	31,588	(27,107)
Down 200 basis points	(109,739)	60,618	(49,121)
Down 300 basis points	(154,237)	89,648	(64,589)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 19, 2025 (See “Part I Item 1A. Risk Factors”), which is accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2025 to the risk factors discussed in Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 other than those set forth below.

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

10.16

Indenture, dated as of November 15, 2023, by and between MSD BDC CLO I, LLC and U.S. Bank Trust Company, National Association. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 25, 2024)

10.17

Collateral Management Agreement, dated November 15, 2023, by and between MSD BDC CLO I, LLC and MSD Partners, L.P. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 25, 2024)

10.18

Master Transfer Agreement, dated as of November 15, 2023, by and between MSD Investment Corp., as seller, and MSD BDC CLO I, LLC, as purchaser. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 25, 2024)

10.19

Amendment No. 2 to the Loan and Servicing Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.19 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.20

Amendment No. 4 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC, as borrower, the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, Deutsche Bank AG, New York Branch as facility agent, U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian (incorporated by reference to Exhibit 10.20 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.21

Amendment No. 3 to the Loan and Servicing Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.22

Note Purchase Agreement, dated August 7, 2024, by and between MSD Investment Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q filed on August 14, 2024)

10.23

Note Purchase Agreement, dated November 20, 2024, by and between MSD Investment Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2024)

10.24

Senior Secured Credit Agreement by and among MSD Investment Corp., as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 26, 2024)

10.25

Commitment Increase Agreement by and among MSD Investment Corp., as borrower, Royal Bank of Canada, Deutsche Bank AG, New York Branch, and U.S. Bank National Association, as the assuming lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 4, 2025)

10.26

Amendment No. 4 to the Loan and Servicing Agreement, dated September 18, 2025, by and among MSD Investment Corp., as collateral manager, MSD BDC SPV II, LLC, as borrower, Citizens Bank N.A as lender and administrative agent, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian*

10.27

Commitment Increase Agreement by and among MSD Investment Corp., as borrower, BNP Paribas as the assuming lender, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2025)

10.28

Amendment No. 6 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC, as borrower, the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, Deutsche Bank AG, New York Branch as facility agent, U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian*

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

MSD Investment Corp.

Date:	November 13, 2025	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	November 13, 2025	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer