Form 10-K
period 2025-12-31
MSD Investment Corp.
filed 2026-03-26
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-K

_______________________________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 25, 2026, there was no established market for the registrant’s common stock. The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of March 25, 2026 was 138,244,276.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 annual meeting of shareholders (the “2026 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K as indicated herein.

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

In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”).

The Adviser and the Administrator — MSD Partners, L.P.

The Adviser serves as the investment adviser of the Company. The Adviser is registered as an investment adviser with the SEC pursuant to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser provides certain investment advisory and management services to the Company pursuant to an investment advisory agreement between the Company and the Adviser, dated January 1, 2023 (as amended, the “Advisory Agreement”).

The Administrator serves as the Company’s administrator pursuant to an administration agreement between the Company and the Administrator, dated January 1, 2023 (as amended, the “Administration Agreement”). The Administrator may retain a sub-administrator to provide certain administrative services to the Company and enter in a sub-administration agreement.

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

(ii)
The Capital Gains Fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement), commencing with the first calendar year ended after the Company elects to be treated as a BDC, and is calculated at the end of each applicable year by subtracting (a) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) the Company’s cumulative aggregate realized capital gains. If such amount is positive at the end of such year, then the Capital Gains Fee payable for such year is equal to 15% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years commencing with the first calendar year ended after the Company elects to be treated as a BDC. If such amount is negative, then there is no Capital Gains Fee payable for such year. If the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee. The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation, in accordance with generally accepted account principles in the United States (“U.S. GAAP”), because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. In no event will the Capital Gains Incentive Fee calculated on unrealized appreciation be payable until such gains are realized, if at all.

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

The Board

The business and affairs of the Company are managed under the direction and oversight of the Board. The Board consists of four members, three of whom are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company or the Adviser (each an “Independent Director”). The Board appoints the officers of the Company, who serve at the discretion of the Board. The responsibilities of the Board include quarterly oversight of the valuation of the Company’s assets, corporate governance activities, oversight of the Company’s operations, financing arrangements, investment activities, and risk management.

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

The Company will source opportunities through industry relationships as well as BDT & MSD’s advisory capabilities and referrals from its network. The Adviser and its affiliates invest across a wide range of industries and asset classes and have an extensive network that spans most industries.

The Company’s strategy will be principally executed by the Adviser’s credit team (the “Credit Team”), led by senior investment professionals with an average of 29 years of experience in sourcing and investing. The senior investment professionals of the Company have demonstrated investment expertise throughout the lifecycle of credit markets. As a consequence, the Company is well positioned to invest across a wide array of industries and opportunities. The team has a highly disciplined, fundamental, research-intensive approach to investing, where downside risk assessment is central to each investment decision.

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

The industry composition of investments at fair value as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
Aerospace & Defense	4.26%	4.72%
Automotive	—	0.24
Banking, Finance, Insurance & Real Estate	7.28	6.82
Beverage, Food & Tobacco	3.26	0.46
Capital Equipment	2.16	3.23
Chemicals, Plastics & Rubber	1.88	1.50
Construction & Building	7.94	7.77
Consumer Goods: Durable	—	1.98
Consumer Goods: Non-durable	4.99	6.90
Containers, Packaging & Glass	1.43	1.72
Energy: Oil & Gas	—	0.05
Environmental Industries	0.33	0.40
Healthcare & Pharmaceuticals	8.77	6.53
High Tech Industries	8.19	4.66
Hotel, Gaming & Leisure	13.97	10.73
Media: Advertising, Printing & Publishing	6.50	2.60
Media: Broadcasting & Subscription	0.05	0.49
Media: Diversified & Production	2.41	1.68
Retail	—	1.92
Services: Business	15.35	18.38
Services: Consumer	7.70	8.84
Sovereign & Public Finance	—	1.11
Telecommunications	2.17	4.02
Transportation: Cargo	1.01	1.46
Transportation: Consumer	—	1.29
Wholesale	0.35	0.50
Total	100.00%	100.00%

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

The composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$6,345,127	$6,345,143	99.28%	$4,380,981	$4,375,355	96.61%
Second lien debt	30,132	30,116	0.47	89,589	89,485	1.98
Subordinated debt	1,437	1,481	0.02	990	990	0.02
Equity and Other Investments	12,369	14,314	0.23	63,397	63,234	1.39
Total investments	$6,389,065	$6,391,054	100.00%	$4,534,957	$4,529,064	100.00%

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
•
Credit Team’s Extensive Experience. The Credit Team is comprised of experienced professionals: the five portfolio managers average 29 years of industry experience and are supported by a team of 18 professionals with more than 10 years of industry experience on average. Additionally, the team is purposely made up of individuals with diverse investment backgrounds (private equity, venture capital, legal, accounting, consulting, etc.), which helps build a fulsome understanding of investment opportunities and risks.
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

The following table shows the investment rankings of the debt investments in our portfolio as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025			As of December 31, 2024
Risk Rating	Fair Value	% of Portfolio	# of Investments	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—	$—	0.0%	—
2	138,382	2.2	7	138,919	3.1	4
3	6,079,704	95.1	181	4,325,456	95.5	154
4	165,169	2.6	11	60,298	1.3	2
5	7,799	0.1	4	4,391	0.1	1
	$6,391,054	100.0%	203	$4,529,064	100.0%	161

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

Series A Preferred Stock

On November 29, 2023, the Company issued 250 shares of its 12.0% Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) for an aggregate offering price of $750,000. Each individual investor in the offering was entitled to purchase only one share of Series A Preferred Stock. Each holder of Series A Preferred Shares was entitled to a liquidation preference of $3,000.00 per share (the “Liquidation Value”), plus additional amounts as set forth in the Articles Supplementary to the Company’s Articles of Incorporation Relating to the 12.0% Series A Cumulative Preferred Stock. With respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up, the Series A Preferred Stock were senior to all other classes and series of the Company’s common shares to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock would not, however, participate in any appreciation in the value of the Company.

Dividends on each share of Series A Preferred Stock accrued on a daily basis at the rate of 12% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon, from and including the date of issuance to and including the date on which such Series A Preferred Share was redeemed. Dividends accrued whether or not they had been authorized or declared, whether or not the Company had earnings, and whether or not there were funds legally available for payment of dividends.

The 250 outstanding shares of Series A Preferred Stock were redeemed on December 15, 2025. The outstanding shares of Series A Preferred Stock were subject to redemption at any time, upon the approval of the Board, by notice of such redemption on a date selected by the Company for such redemption (the “Redemption Date”). Upon the redemption of the Series A Preferred Stock, each share of Series A Preferred Stock would be redeemed for a price, payable in cash on the Redemption Date, equal to 100% of such share’s Liquidation Value, plus all accrued and unpaid dividends to the Redemption Date, plus a redemption premium as follows: (1) if the redemption date occurs prior to the second anniversary of the date on which the Preferred Shares were originally issued, a redemption premium of $300; and (2) thereafter, no redemption premium. From and after the close of business on the Redemption Date, all dividends on the outstanding shares of Series A Preferred Stock ceased to accrue, such shares were no longer be deemed to be outstanding, and all rights of the holders of such shares (except the right to receive the redemption price for such shares from the Company) ceased.

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

Code of Ethics. The Company and the Adviser havre each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s officers and the Adviser’s employees. The Company has also adopted a separate code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s independent directors. Individuals subject to these codes are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with such code’s requirements. You may obtain copies of these codes of ethics by e-mailing our Adviser at compliance@bdtmsd.com, or by writing to our Adviser at Investor Relations IR@bdtmsd.com. The code of ethics is also available on the EDGAR database on the SEC’s website at www.sec.gov.

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

Taxation as a Regulated Investment Company

We have elected, and intend to qualify annually, to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code; however no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. Rather, dividends distributed by us generally will be taxable to our shareholders, and any net operating losses, foreign tax credits and other tax attributes of ours generally will not pass through to our shareholders, subject to certain exceptions and special rules for certain items such as net capital gains and qualified dividend income recognized by us.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to be eligible to be taxed as a RIC, we generally must timely distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”). The following discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

If the Company:

•
qualifies as a RIC; and
•
satisfies the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income that is timely distributed (or is deemed to be timely distributed) to our shareholders. We will be subject to U.S. federal income tax imposed at corporate rates on any income and capital gains that we do not distribute (or are deemed to distribute) to our shareholders. If we fail to qualify as a RIC, and certain relief provisions are not applicable, we will be subject to U.S. federal income tax imposed at regular corporate rates on our income and capital gains, regardless of whether such amounts are distributed (or deemed distributed) to our shareholders.

We will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”). While we intend to make distributions to our shareholders in each taxable year that will be sufficient to avoid any U.S. federal excise tax on our earnings, there can be no assurance that we will be successful in entirely avoiding this tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•
derive in each taxable year at least 90% of gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to the business of investing in such stock or securities (the “90% Income Test”); and
•
diversify our holdings so that at the end of each quarter of the taxable year:

o
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
o
no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in our taxable income in each year the portion of the original issue discount that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because original issue discount or other amounts accrued will be included in the our investment company taxable income for the year of accrual and before we receive any corresponding cash payments, we may be required to make a distribution to shareholders in order to satisfy the Annual Distribution Requirement, even though we would not have received any corresponding cash payment.

Accordingly, to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).

We may be prevented by financial covenants contained in our debt financing agreements, if any, from making distributions to our Shareholders. In addition, under the 1940 Act, we are generally not permitted to make distributions to our Shareholders while our debt obligations and other senior securities are outstanding unless certain ‘‘asset coverage’’ tests are met. Limits on distributions to our Shareholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC or subject us to the 4% U.S. federal excise tax.

Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our shareholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause the Company to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income for several years that we are required to distribute and that is taxable to shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund”, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Distribution Requirement.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Distribution Requirement.

Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distributes such income to us in the same taxable year to which the income is included in our income.

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

Failure to Qualify as a RIC

If we fail to qualify for treatment as a RIC, and certain relief provisions are not applicable, we will be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether we make any distributions to our shareholders. In any taxable year that we do not qualify as a RIC, distributions would not be required and, if distributions were made, any such distributions would be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, any such distributions would be eligible for the 20% maximum rate applicable to non-corporate taxpayers, and corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we will be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-year period after our requalification as a RIC, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our qualification or requalification as a RIC.

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

We are subject to risks related to U.S. federal income tax including, but not limited to, the following:

•
We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain qualification as a RIC under Subchapter M of the Code.
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

The Company has entered into multiple Credit Facilities, including through SPV I, the Company’s wholly-owned subsidiary, which entered into a senior secured revolving credit facility with Deutsche Bank AG, New York Branch (the “SPV I Facility”); through SPV II, the Company’s wholly-owned subsidiary, which entered into a loan and security agreement with Citizens Bank, N.A. as lender and administrative agent, the Company as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (the “SPV II Facility”); a senior secured revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”); through Repurchase Obligations with Macquarie Bank Limited (the “Repurchase Obligation”); a term debt securitization (the “2023 Debt Securitization”); and through Unsecured Notes, inclusive of Series A, Series B, Series C, Series D, Series E, Series F, Series G, 2030 Notes, and 2031 Notes (“Notes“). The closing of a Credit Facility is contingent on a number of conditions including, without limitation, the negotiation and execution of definitive documents relating to such Credit Facility. The Company intends to use borrowings under each Credit Facility to make additional investments, repay outstanding indebtedness, and for other general corporate purposes. There can be no assurance that the Company will be able to close any additional Credit Facilities or obtain other financing in the future.

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

The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Any such changes or prolonged uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. Despite political tensions and uncertainty, changes in federal policy, including tax policies, as well as the positions of regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch. Any new or changed laws or regulations, as well as changes in the positions, or existence, of regulatory agencies, which may lead to changes in the level of oversight in the financial service industry, could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. The nature, timing and economic effects of any potential changes to the current legal and regulatory framework affecting the financial service industry remains uncertain.

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

As part of its business, the Adviser processes, stores and transmits large amounts of electronic information, including information relating to the transactions of the Company and personally identifiable information of the Shareholders. Similarly, service providers of the Adviser, the Company, especially the Administrator, may process, store and transmit such information. The Adviser has procedures and systems in place that it believes are reasonably designed to protect such information and prevent data loss and security breaches. However, such measures cannot provide absolute security. The techniques used to obtain unauthorized access to data, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time. Hardware or software acquired from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Network connected services provided by third parties to the Adviser may be susceptible to compromise, leading to a breach of the Adviser’s network. The Adviser’s systems or facilities may be susceptible to employee error or malfeasance, government surveillance, or other security threats. Online services provided by the Adviser to the Shareholders may also be susceptible to compromise. Breach of the Adviser’s information systems may cause information relating to the transactions of the Company and personally identifiable information of the Shareholders to be lost or improperly accessed, used or disclosed. The rapid evolution and scale of artificial intelligence technologies also may increase the likelihood or effectiveness of a cyberattack against us, the Adviser, or our third-party service providers. For example, artificial intelligence-enabled fraud can materially impact the effectiveness of our traditional cybersecurity controls by accelerating and scaling social engineering, creating realistic synthetic documents, and defeating common authentication methods.

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

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality and are commonly referred to as “high yield” or “junk.” Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Additionally, the rapid emergence of AI-first companies and generative AI tools poses significant competitive threats to traditional business models.

AI companies have announced vertical-specific applications that challenge incumbents. It is possible that AI agents and autonomous AI systems could displace traditional business applications. Our portfolio companies may face margin pressure, customer churn, and declining recurring revenue if they fail to effectively integrate AI capabilities, differentiate their offerings from AI-native competitors, or adapt their technology platforms to meet evolving customer expectations for AI-powered functionality.

We may be subject to risks associated with our investments in the software industry.

The revenue, income (or losses) and valuations of software and other technology-related companies, including companies focused on the development of artificial intelligence, can and often do fluctuate suddenly and dramatically. The continued expansion may also lead to inflated or unstainable valuations for certain companies, particularly in the absence of consistent revenue or profitability. If valuations are not supported by long-term fundamentals, a correction in the market could result in substantial losses for our investments in the software industry. This risk is heightened in an environment where market sentiment and investor enthusiasm for artificial intelligence-driven innovation may outpace actual business performance of certain software and other technology-related companies, which may result in the valuation of such portfolio companies being negatively impacted by broader economic or market shifts.

In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies that may be considered a part of the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations. The Company has made and may make in the future investments in portfolio companies that would be considered software. As of December 31, 2025, such investments represented approximately 8% of the Company’s total portfolio investments at approximately $524 million. Based on the Company’s current industry classifications, which does not include a software specific classification, such investments are currently classified under other industry categorizations in the Consolidated Schedule of Investments.

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

Following a period of elevated interest rates to address inflation concerns, the Federal Reserve has reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. While Federal Reserve has indicated that there may be additional rate cuts in the future, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. It is possible that the Federal Reserve’s tightening cycle could result in a recession in the United States, which could have a material adverse effect on our business, results of operations and financial condition. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in shares of our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. It is possible that the Federal Reserve's tightening cycle could also result in a recession in the United States, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to enter into transactions involving derivatives and unfunded commitment transactions may be limited

Rule 18f-4 under the 1940 Act (“Rule 18f-4”) relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

U.S. capital markets have experienced volatility and disruption following, among other things, the conflict between Russia and Ukraine that began in late February 2022 and ongoing turmoil in Europe and the Middle East. The U.S. economy, as well as most other major economies, have continued to experience unpredictable economic conditions, such as inflationary pressures, elevated interest rates, new tariffs, trade barriers and the failure of major financial institutions, and we anticipate our businesses would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. As the result of the current market conditions, and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

Russian Invasion of Ukraine and turmoil in Europe and the Middle East.

Russia’s invasion of Ukraine, the ongoing turmoil in Europe and the Middle East, and corresponding events, have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia. The current sanctions and the potential for future sanctions, and other actions, and Russia’s retaliatory responses to those sanctions and actions, may continue to adversely impact the Russian economy and may result in the further decline of the value and liquidity of Russian securities, a continued weakening of the ruble, exchange closures and may have other adverse consequences on the Russian economy that could impact the value of Russian investments and impair the ability of a client to buy, sell, receive, or deliver those securities. In addition, the ongoing conflicts in Europe and the Middle East could cause further volatility and uncertainty in global economic markets. Moreover, those events have, and could continue to have, an adverse effect on global markets’ performance and liquidity, thereby negatively affecting the value of a client’s investments beyond any direct exposure to Russian or Middle Eastern issuers. The duration of ongoing hostilities and the vast array of sanctions and related events cannot be predicted. Those events present material uncertainty and risk with respect to markets globally and the performance of a client and its investments or operations could be negatively impacted.

Financial Institution Risk; Distress Events.

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

U.S. policy changes may adversely affect our business.

Political and governmental shifts in the United States have led to changing stances on numerous domestic and international issues. These changes, along with the resulting economic uncertainty, could impact our ability to source, negotiate, execute, manage, or exit investments. Actions taken by the United States government domestically, in the Western hemisphere, or globally may have significant global effects—including on market and financial conditions, trade policies, tax rates, legal or regulatory regimes and broader economic and social dynamics. Such actions could also prompt additional reciprocal, retaliatory, or responsive measures from other countries, regional blocs (including the European Union), corporations, or other market participants. The United States has taken certain actions to, and has indicated that it may continue seek to, withdraw from, renegotiate, amend, rescind or not abide by certain agreements, policies, regulations, statutes and other measures, and could pursue policy outcomes that may diverge significantly from prior assumptions. However, the specific measures that will be further implemented or enacted, as well as their impact on us and our portfolio companies, remain uncertain and could change frequently. Any such developments could materially affect our projections, goals, assumptions, targets, estimates, forecasts, strategies or plans in ways that cannot currently be determined with any certainty, including through effects (inside and outside the United States) on the desirability of certain financial or nonfinancial assets, the investability of certain countries or regions, the business prospects of certain industries, the certainty or predictability of legal systems and otherwise.

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

We are subject to risks associated with international conflicts and geopolitical events.

Wars and other international conflicts, such as the U.S. - Iran hostilities and Iran's retaliatory actions throughout the Middle East, the Israeli-Palestinian conflicts and the ongoing military conflict between Russia and Ukraine, have caused disruption to global financial systems, trade and transport, among other things. In response, multiple other countries have, and may in the future, put in place or expand sanctions and other severe restrictions or prohibitions on certain of the countries involved, as well as related individuals and businesses.

The ongoing U.S.-Iran conflict, as well as heightened tensions in other regions, have also contributed to increased geopolitical uncertainty and volatility in global financial markets. The situation remains highly fluid and volatile, with significant uncertainty as to how events will unfold. Such developments have affected, and may continue to affect, energy and commodity prices, international shipping routes, supply chains, insurance markets and cross-border capital flows. Escalation, expansion or spillover of existing conflicts, or the outbreak of new conflicts between regional or global powers or their aligned groups, could materially disrupt economic activity, increase market volatility, reduce investor confidence and adversely affect the availability or cost of financing. The duration, scope and potential consequences of such hostilities are inherently uncertain and may change rapidly, and any such developments could have a material adverse effect on the Company’s investments, operations, and performance.

The ultimate impact of these conflicts (and other geopolitical events, including national referenda, elections, interest rates, political movements, humanitarian crises, national and international policy changes, actual or perceived trade wars, import or export controls, tariffs, executive orders, laws, legal systems and regulatory regimes) and their effect on global economic and commercial activity and conditions, and on the operations, financial condition and performance of the Company or any particular industry, business or investee country, as well as the duration and severity of such effects, is impossible to predict. These matters may have a significant adverse impact and result in significant losses to the Company. This impact may include reductions in revenue and growth, unexpected operational losses and liabilities, supply chain disruptions and reductions in the availability of capital. It may also limit the ability of the Company to source, diligence and execute new investments and to manage, finance and exit investments in the future. Developing and further governmental actions (military or otherwise) and international negotiations over such conflicts may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to the investment strategies which the Company intend to pursue, all of which could adversely affect the Company’s ability to fulfill its investment objectives.

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

The Company may, however, invest alongside the Adviser’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with the Company’s investment strategy as well as applicable law and SEC staff interpretations. For example, the Company may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on the Company’s behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. The Company may also invest alongside the Adviser’s investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and the Adviser’s allocation policy. An exemptive order was issued by the SEC on June 9, 2025 (the “Order”) to the Company and certain of its affiliates, superseding the prior order dated February 16, 2022 (as amended on August 31, 2022). The Order permits the Company, subject to certain terms and conditions, to participate in certain co-investment transactions with funds and accounts managed by the Adviser that otherwise would be prohibited under either or both of Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder, in accordance with the conditions to the Order. The Order permits the Company to co-invest the Adviser’s investment funds, accounts and investment vehicles in the Adviser’s originated loan transactions under certain enumerated conditions if the Board determines that it would be advantageous for the Company to co-invest with investment funds, accounts and investment vehicles managed by the Adviser in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize U.S. federal income tax imposed at corporate rates or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates.

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

Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income tax are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The likelihood of any such legislation being enacted is uncertain. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse tax consequences, such as significantly and negatively affecting our ability to qualify for tax treatment as a RIC or negatively affecting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain qualification as a RIC under Subchapter M of the Code.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”

The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute (or deemed distributed) to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be subject to U.S. federal income tax imposed at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. We also must make distributions to satisfy an additional Excise Tax Distribution Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment.

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, (1) at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (2) no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships” as defined by the Code. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through subsidiaries that are classified as corporations for U.S. federal income tax purposes, and the net taxable income of these subsidiaries will be subject to U.S. federal income and state and local taxes imposed at corporate rates. We may invest in certain foreign debt and equity investments which could be subject to non-U.S. taxes (such as income tax, withholding, and value added taxes).

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

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillover provisions” to maintain RIC tax treatment.

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We rely on the cybersecurity policies and procedures implemented by BDT & MSD. BDT & MSD have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of controls, processes, systems, and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting our data. Pursuant to BDT & MSD’s Information Security Policy, the BDT & MSD Chief Technology Officer (“CTO”) is responsible for the oversight and implementation of the Information Security Policy. At times BDT & MSD may also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock, par value $0.001 per share, of the Company (“Shares,” each a “Share,” and a holder thereof a “Shareholder”) will be offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2) and Regulation D promulgated thereunder. There is no public market for our Shares currently, nor can we give any assurance that one will develop.

Because Shares are being acquired by investors in transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Adviser’s consent is granted, and (ii) the shares are registered under applicable securities laws or specifically exempted from registration (in which case the Shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us.

On November 29, 2023, the Company issued 250 shares of its 12.0% Series A Preferred Stock . The Series A Preferred Stock was offered and sold in a transaction exempt from registration under the 1933 Act under Section 4(a)(2) and Regulation D promulgated thereunder. All outstanding shares of the Series A Preferred Stock were redeemed on December 15, 2025.

Holders

As of March 25, 2026 there were 687 shareholders of our common stock.

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

Distribution Policy

Because we intend to maintain our status as a RIC for U.S. federal income tax purposes, we intend to distribute at least 90% of our annual taxable income to our Shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our Shareholders. The timing and amount of our distributions, if any, is determined by our Board. Any distributions to shareholders are declared out of assets legally available for distribution. See Note 9. Net Assets to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for the history of distributions declared for the years ended December 31, 2023, December 31, 2024 and December 31, 2025.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this management's discussion and analysis of financial condition and results of operations relates to MSD Investment Corp., including its wholly-owned subsidiaries (collectively, "we", "us", "our" or the "Company"). The terms “Adviser” and “MSD,” prior to June 30, 2025, refer to MSD Partners, L.P., a Delaware limited partnership, and subsequent to June 30, 2025, refer to BDT & MSD BDC Management, LLC, a Delaware limited liability company, each in their capacity as our investment adviser. The term “Administrator,” prior to August 11, 2025, refers to MSD Partners, L.P., and subsequent to August 11, 2025, refers to BDT & MSD BDC Management, LLC, in its capacity as our administrator. The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” The discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those risks set forth in section entitled “Risk Factors” in Part I of this Annual Report on Form 10-K.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of December 31, 2025 and December 31, 2024 and (ii) for the years ended December 31, 2025, 2024, and 2023:

	As of
	December 31, 2025	December 31, 2024
Total assets	$6,590,450	$4,685,663
Investments in portfolio companies, at fair value	$6,391,054	$4,529,064
Borrowings	$3,251,000	$2,232,043
Net assets	$3,278,352	$2,401,934
Net asset value per common share	$23.71	$23.87
Leverage ratio (borrowings / total assets)	49.3%	47.6%

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Average net assets	$2,668,610	$1,659,875	$695,339
Average borrowings	$2,776,963	$1,774,784	$804,401
Cost of investments purchased	$3,072,656	$3,464,619	$1,550,830
Sales of investments	$385,590	$249,531	$78,128
Principal repayments	$910,391	$950,462	$319,913
Net investment income	$268,542	$183,025	$96,142
Net realized gains (losses)	$13,907	$26,176	$2,439
Net change in unrealized appreciation (depreciation)	$(20,390)	$16,107	$37,095
Net increase (decrease) in net assets resulting from operations	$262,059	$225,308	$135,676
Net investment income per share - basic and diluted	$2.43	$2.77	$3.23
Earnings per share - basic and diluted	$2.38	$3.41	$4.56

Portfolio and Investment Activity for the years ended December 31, 2025 and December 31, 2024

The following table presents our portfolio company activity for the years ended December 31, 2025 and December 31, 2024:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Portfolio companies at beginning of period	84	61
Number of added portfolio companies	26	47
Number of exited portfolio companies	(21)	(24)
Portfolio companies at period end	89	84

Number of debt investments period end	199	155
Number of equity and other investments at period end	4	6

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31, 2025
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$4,375,355	$89,485	$990	$63,234	$4,529,064
Purchase of investments	3,065,415	—	271	4,258	3,069,944
Proceeds from principal repayments and sales of investments	(1,172,910)	(60,898)	—	(60,051)	(1,293,859)
Other changes in fair value (1)	77,284	1,529	220	6,873	85,906
Fair value, end of year	$6,345,144	$30,116	$1,481	$14,314	$6,391,055

	Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$1,942,841	$226,320	$—	$27,892	$2,197,053
Purchase of investments	3,437,794	1,687	990	24,148	3,464,619
Proceeds from principal repayments and sales of investments	(1,050,902)	(149,092)	—	—	(1,199,994)
Other changes in fair value (1)	45,622	10,570	—	11,194	67,386
Fair value, end of period	$4,375,355	$89,485	$990	$63,234	$4,529,064

(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

The following table presents selected information regarding our investment portfolio as of December 31, 2025 and December 31, 2024:

	As of
	December 31, 2025		December 31, 2024
Investments:
Number of portfolio companies	89		84
Number of investments	203		161
Average investment at fair value	$31,483		$28,131
Average cost of debt investments as a percentage of par (1)	97.71%		98.25%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.14%		0.25%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.07%		0.10%
Number of debt investments on non-accrual status	1		1
Weighted Average EBITDA (mm) (2)	150.2		193.0
Median EBITDA (mm) (2)	119.5		134.5
Weighted average net debt through tranche (2)	4.2x		4.2x
Weighted average interest rate coverage (2)	2.5x		2.3x
Percentage of sponsored investments	90.40%		83.50%

Floating interest rate debt investments:
Percent of debt portfolio (3)	99.2%		97.4%
Weighted average interest rate floors	0.90%		0.89%
Weighted average coupon spread to base interest rate	550	bps	575	bps
Weighted average effective yield on floating rate debt investments at amortized cost (4)	9.72%		10.65%
3 Month SOFR	3.65%		4.31%

Fixed interest debt investments: (5)
Percent of debt portfolio (3)	0.8%		2.6%
Weighted average coupon rate	12.37%		9.03%
Weighted average effective yield on fixed rate debt investments at amortized cost (4)	13.89%		10.45%

Other metrics:
Weighted average years to maturity on debt investments	4.45	years	4.69	years
Weighted average effective yield on the portfolio at amortized cost (4) (5)	9.76%		10.70%
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

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$16,697	0.3%	$12,853	0.3%
2025	—	—	58,566	1.3
2026	50,578	0.8	362,772	8.0
2027	147,083	2.2	209,661	4.6
2028	862,956	13.2	485,678	10.7
2029	1,193,538	18.3	1,244,911	27.3
2030	2,238,383	34.3	1,184,200	26.0
2031	1,202,888	18.4	992,388	21.8
2032	813,777	12.5	—	—
2033	350	—	—	—
	$6,526,250	100.0%	$4,551,029	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025			As of December 31, 2024
Risk Rating	Fair Value	% of Portfolio	# of Investments	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—	$—	0.0%	—
2	138,382	2.2	7	138,919	3.1	4
3	6,079,704	95.1	181	4,325,456	95.5	154
4	165,169	2.6	11	60,298	1.3	2
5	7,799	0.1	4	4,391	0.1	1
	$6,391,054	100.0%	203	$4,529,064	100.0%	161

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

Operating Results for the years ended December 31, 2025, 2024, and 2023 are presented below:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Total investment income	$570,857	$405,172	$196,724
Total expenses	302,315	222,147	100,582
Net investment income	268,542	183,025	96,142
Net realized gain (loss)	13,907	26,176	2,439
Net change in unrealized appreciation (depreciation)	(20,390)	16,107	37,095
Net increase (decrease) in net assets resulting from operations	$262,059	$225,308	$135,676

Investment Income

Investment income consisted of the following components for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Interest income on debt securities
Cash interest	$504,721	$356,489	$168,360
PIK interest	31,760	15,187	12,365
Net accretion/amortization of discounts/premiums	20,286	15,985	7,760
Total interest on debt securities	556,767	387,661	188,485
Dividend Income	1,143	(230)	1,040
PIK dividend	4,591	7,350	2,945
Total interest and dividend income	562,501	394,781	192,470
Other income	8,356	10,391	4,254
Total investment income	$570,857	$405,172	$196,724
Average investments at cost (1)	$5,302,369	$3,355,178	$1,563,695
Income return (2)	10.61%	11.77%	12.31%

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

The table below shows a breakdown of our operating expenses for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Fixed Operating Expenses
Professional fees (1)	$5,581	$3,214	$2,087
Board of directors' fees	310	277	310
General and other expenses	1,505	717	422
Organization and offering costs (2)	27	77	21
Total fixed operating expenses	7,423	4,285	2,840

Variable operating expenses:
Interest expense (3)	201,095	147,803	66,206
Management fees	40,220	25,213	11,535
Administrative expense (4)	5,721	5,169	2,551
Custody expense	1,423	970	401
Transfer agency fees	187	104	99
Total variable operating expenses	248,646	179,259	80,792

Performance-dependent expenses:
Income based incentive fee	47,218	33,244	16,950
Capital gains incentive fee	(972)	5,359	—
Total performance-dependent expenses	46,246	38,603	16,950

Total expenses	$302,315	$222,147	$100,582

(1)
Professional fees includes the expenses for third-party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the years ended December 31, 2025 and December 31, 2024 are described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the year ended December 31, 2025, our net realized gains (losses) were $13.9 million, and our net change in unrealized appreciation (depreciation) was ($20.4) million. For the year ended December 31, 2024, our net realized gains (losses) were $26.2 million and our net change in unrealized appreciation (depreciation) was $16.1 million. For the year ended December 31, 2023, our net realized gains (losses) were $2.4 million and our net change in unrealized appreciation (depreciation) was $37.1 million.

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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of December 31, 2025 and December 31, 2024, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the years ended December 31, 2025, 2024, and 2023:

	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Fair value of level 3 investments at the end of the period	$5,643,366	$3,760,730	$1,358,932
Fair value assuming a 5% increase in value	5,925,534	3,948,767	1,426,879

Increase in unrealized appreciation	282,168	188,037	67,947
(Increase) in management fees	(2,116)	(1,410)	(510)
(Increase) in capital gains incentive fees (1)	(42,325)	(28,205)	(10,192)
Increase in net assets resulting from operations	$237,727	$158,422	$57,245

Weighted average shares outstanding	110,291,031	66,018,618	29,738,420
Shares outstanding at the end of the period	138,244,276	100,611,506	40,279,212

Increase in earnings per share	$2.16	$2.40	$1.92
Increase in net assets per share	$1.72	$1.57	$1.42

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

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of December 31, 2025 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated, in addition to interest rate swaps to offset fixed rate exposure on our Series F Notes, 2030 Notes, and 2031 Notes (see Note 5. Derivative Instruments in the accompanying consolidated financial statements). However, no assurance can be given that such hedging transactions will be effective.

Financial Condition, Liquidity and Capital Resources

Our primary sources of cash and cash equivalents may include: (i) the sale of our Shares, (ii) borrowings under various financing arrangements, including the issuance of debt securities, (iii) cash flows from interest, dividends and transaction fees earned from investment in portfolio companies and (iv) principal repayments and sale proceeds from our investments.

Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including fees payable to BDT & MSD BDC Management in its capacity as the Adviser and the Administrator), (iii) debt service of any borrowings, and (iv) cash distributions to our Shareholders.

Liquidity

The tables below present a summary of our liquidity position as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$128,658	$109,302
Unused borrowing capacity	654,000	405,000
Principal receivable	20,809	5,503
Unfunded investment commitments (1)	(679,658)	(574,819)
Undrawn capital commitments	589,366	456,800
Other net working capital (2)	(74,828)	(48,995)
	$638,347	$352,791
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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I facility	$474,000	$—	$—	$474,000	$—
SPV II facility	727,000	—	—	727,000	—
Collateralized loan obligations	390,000	—	—	—	390,000
Revolving credit facility	160,000	—	—	160,000	—
2030 Notes	500,000	—	—	500,000	—
2031 Notes	400,000	—	—	—	400,000
Series A Notes	69,000	—	69,000	—	—
Series B Notes	75,000	—	75,000	—	—
Series C Notes	116,000	—	—	116,000	—
Series D Notes	75,000	—	—	75,000	—
Series E Notes	50,000	—	50,000	—	—
Series F Notes	165,000	—	—	165,000	—
Series G Notes	50,000	—	—	50,000	—
Total Contractual Obligations	$3,251,000	$—	$194,000	$2,267,000	$790,000

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of December 31, 2025, 99.2% of our debt investments (99.0% of our total investments), or $6.32 billion measured at fair value, are subject to floating interest rates. Additionally, the SPV I Facility, the SPV II Facility, the collateralized loan obligations, the Revolving Credit Facility, and certain of the Notes are subject to floating interest rates. In connection with our Series F Notes, 2030 Notes, and 2031 Notes, which bear interest at fixed rates, we entered into interest rate swaps in order to align the interest rate risk of our liabilities with our investment portfolio. A prolonged period of elevated interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate debt securities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for the Income-Based Fee as described in Note 3. Agreements and Related Party Transactions.

Following a period of elevated interest rates to address inflation concerns, the Federal Reserve has reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. While Federal Reserve has indicated that there may be additional rate cuts in the future, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200, or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2025. Interest expense is calculated based on the terms of the Financing Facility, using the outstanding balance as of December 31, 2025. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$183,972	$(84,019)	$99,953
Up 200 basis points	120,049	(53,359)	66,690
Up 100 basis points	56,127	(22,699)	33,428
Down 100 basis points	(66,784)	38,621	(28,163)
Down 200 basis points	(122,478)	69,281	(53,197)
Down 300 basis points	(163,606)	99,941	(63,665)

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

Opinion on the Consolidated Financial Statements and Consolidated Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of MSD Investment Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the consolidated financial highlights (in Note 12) for each of the four years in the period then ended and for the period from December 21, 2021 (commencement of operations) to December 31, 2021, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period then ended, and the financial highlights for each of the four years in the period then ended and for the period from December 21, 2021 (commencement of operations) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2026

We have served as the Company’s auditor since 2021.

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$6,391,054	$4,529,064
Cash and cash equivalents	128,658	109,302
Restricted cash	3,160	410
Interest and dividends receivable	28,665	31,819
Principal receivable	20,809	5,503
Unrealized appreciation on forward contracts	—	9,441
Prepaid expenses and other assets	18,104	124
Total assets	$6,590,450	$4,685,663

LIABILITIES
SPV I facility	$474,000	$503,000
SPV II facility	727,000	537,000
Collateralized loan obligations	390,000	390,000
Unsecured Notes	1,499,425	599,141
Revolving credit facility	160,000	150,000
Loan repurchase obligations	—	52,043
Deferred financing costs net of accumulated amortization	(41,820)	(28,269)
Total debt, net of financing costs	3,208,605	2,202,915
Payable for investments purchased	12,627	19,113
Interest payable	34,977	29,984
Income based incentive fee payable	13,369	10,398
Management fees payable	11,777	8,063
Capital gains incentive fee payable	4,386	5,359
Accrued expenses and other liabilities	3,261	2,190
Accrued professional fees	840	1,012
Due to affiliates	2,625	2,751
Financing costs payable	771	1,944
Unrealized depreciation on forward contracts	18,860	—
Total liabilities	$3,312,098	$2,283,729
Commitments and contingencies (Note 8)
NET ASSETS
Preferred Stock, par value $0.001 (0 and 250 shares authorized and outstanding, respectively) (2)	$—	$—
Paid-in capital in excess of par value of Preferred Stock	—	750
Common stock, par value $0.001 (200,000,000 shares authorized, 138,244,276 and 100,611,506 shares issued and outstanding, respectively)	138	101
Paid-in capital in excess of par value	3,301,386	2,408,415
Distributable earnings (accumulated losses)	(23,172)	(7,332)
Total net assets	$3,278,352	$2,401,934
Net asset value per common share	$23.71	$23.87

(1)
Non-controlled/non-affiliated investments at amortized cost $6,389,065 and $4,534,957 as of December 31, 2025 and December 31, 2024, respectively.
(2)
Preferred Stock par value for December 31, 2024 is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$525,007	$372,474	$176,120
Dividend Income	1,143	(230)	1,040
Payment-in-kind interest income	31,760	15,187	12,365
Payment-in-kind dividend income	4,591	7,350	2,945
Other income	8,356	10,391	4,254
Total investment income	570,857	405,172	196,724
Expenses:
Interest expense	201,095	147,803	66,206
Income based incentive fee	47,218	33,244	16,950
Management fees	40,220	25,213	11,535
Administration expense	5,721	5,169	2,551
Capital gains incentive fee	(972)	5,359	—
Professional fees	5,581	3,214	2,087
Custody expense	1,423	970	401
General and other expenses	1,505	717	422
Board of directors’ fee	310	277	310
Organization and offering costs	27	77	21
Transfer agency fees	187	104	99
Total expenses	302,315	222,147	100,582
Net investment income (loss)	268,542	183,025	96,142

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	20,853	22,929	4,842
Foreign currency forward contracts	(6,868)	3,137	(2,076)
Foreign currency transactions	(78)	110	(327)
Net realized gain (loss)	13,907	26,176	2,439
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	7,884	5,870	37,565
Foreign currency forward contracts	(28,302)	10,238	(461)
Foreign currency transactions	28	(1)	(9)
Net change in unrealized appreciation (depreciation)	(20,390)	16,107	37,095
Net realized and unrealized gain (loss)	(6,483)	42,283	39,534
Net increase (decrease) in net assets resulting from operations	$262,059	$225,308	$135,676

Preferred Stock Dividends	(86)	(90)	(8)
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$261,973	$225,218	$135,668

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$2.43	$2.77	$3.23
Earnings per share (basic and diluted)	$2.38	$3.41	$4.56
Distributions declared per common share	$2.54	$3.00	$3.09
Weighted average shares outstanding (basic and diluted)	110,291,031	66,018,618	29,738,420

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Changes in Net Assets

(in thousands, except shares)

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2022	—	—	22,126,135	$22	$535,300	$(53,476)	$481,846
Operations:
Net investment income	—	—	—	—	—	96,142	96,142
Net realized gain (loss)	—	—	—	—	—	2,439	2,439
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	37,095	37,095
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	135,676	135,676
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(96,770)	(96,770)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(96,770)	(96,770)
Capital Share Transactions:
Common shares issued from reinvestment of distributions	—	—	3,568,598	3	81,081	—	81,084
Issuance of preferred shares (1)	250	—	—	—	750	—	750
Issuance of shares	—	—	14,584,479	15	334,985	—	335,000
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	—	—	773	(773)	—
Net increase (decrease) for the year	250	—	18,153,077	18	417,589	38,133	455,740
Balance, December 31, 2023	250	—	40,279,212	$40	$952,889	$(15,343)	$937,586
Operations:
Net investment income	—	—	—	—	—	183,025	183,025
Net realized gain (loss)	—	—	—	—	—	26,176	26,176
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	16,107	16,107
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	225,308	225,308
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(217,118)	(217,118)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(217,118)	(217,118)
Capital Share Transactions:
Common shares issued from reinvestment of distributions	—	—	5,498,875	6	131,152	—	131,158
Issuance of shares	—	—	54,833,419	55	1,324,945	—	1,325,000
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	—	—	179	(179)	—
Net increase (decrease) for the year	—	—	60,332,294	61	1,456,276	8,011	1,464,348
Balance, December 31, 2024	250	—	100,611,506	$101	$2,409,165	$(7,332)	$2,401,934
Operations:
Net investment income	—	—	—	—	—	268,542	268,542
Net realized gain (loss)	—	—	—	—	—	13,907	13,907
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(20,390)	(20,390)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	262,059	262,059
Shareholder distributions:
From distributable earnings	—	—	—	—	—	(278,010)	(278,010)
From return of capital	—	—	—	—	(9,943)	—	(9,943)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	(9,943)	(278,010)	(287,953)
Capital Share Transactions:
Common shares issued from reinvestment of distributions	—	—	4,328,462	4	103,058	—	103,062
Redemption of preferred shares (2)	(250)	—	—	—	(750)	—	(750)
Issuance of shares	—	—	33,304,308	33	799,967	—	800,000
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	—	—	(111)	111	—
Net increase (decrease) for the year	(250)	—	37,632,770	37	892,221	(15,840)	876,418
Balance, December 31, 2025	—	—	138,244,276	$138	$3,301,386	$(23,172)	$3,278,352

(1)
Issuance of preferred shares par value is zero due to rounding..
(2)
Redemption of preferred shares par value is zero due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statement of Cash Flows

(in thousands, except shares)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$262,059	$225,308	$135,676
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(36,350)	(22,540)	(12,365)
Net accretion of discount and amortization of premium	(20,229)	(16,046)	(7,754)
Proceeds from sale of investments and principal repayments	1,295,981	1,199,994	398,041
Purchases of investments	(3,072,656)	(3,464,619)	(1,550,830)
Net realized (gains) losses on investments	(20,853)	(22,929)	(4,842)
Net change in unrealized (appreciation) depreciation on investments	(7,884)	(5,870)	(37,565)
Net receipt of settlement of derivatives	(6,868)	3,137	(2,076)
Net realized (gains) losses on derivatives	6,868	(3,137)	2,076
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	28,302	(10,238)	461
Amortization of deferred financing costs	7,418	4,650	2,117
Amortization of discount on debt	806	—	—
(Increase) decrease in operating assets:
Interest and dividends receivable	3,154	(12,543)	(12,473)
Principal receivable	(15,306)	(5,503)	16,523
Prepaid expenses and other assets	(7,675)	1,004	(51)
Increase (decrease) in operating liabilities:
Due to affiliates	(126)	2,302	449
Payable for investments purchased	(6,486)	(195,471)	189,855
Management fees payable	3,714	4,279	3,701
Income based incentive fee payable	2,971	5,275	5,064
Capital gains incentive fee payable	(973)	5,359	—
Interest payable	4,993	12,184	11,643
Accrued professional fees	(172)	580	82
Accrued expenses and other liabilities	(363)	723	374
Net cash provided by (used in) operating activities	(1,579,675)	(2,294,101)	(861,894)
Cash flow from financing activities
Proceeds from issuance of common shares (net of change in subscriptions receivable)	800,000	1,325,000	335,000
Proceeds from repurchase obligations	30,000	693,990	313,841
Repayment of repurchase obligations	(82,043)	(691,973)	(263,816)
Debt borrowings	2,694,606	2,341,000	1,270,000
Debt repayments	(1,633,000)	(1,259,000)	(709,000)
Distributions paid	(184,805)	(85,870)	(15,678)
Deferred financing costs paid	(22,141)	(17,850)	(11,525)
Proceeds from issuance of preferred shares, net of underwriting costs	—	—	750
Preferred dividends paid	(86)	(90)	(8)
Preferred share redemption	(750)	—	—
Net cash provided by (used in) financing activities	1,601,781	2,305,207	919,564
Net increase in cash, cash equivalents, and restricted cash	22,106	11,106	57,670
Cash, cash equivalents, and restricted cash, beginning of period	109,712	98,606	40,936
Cash, cash equivalents, and restricted cash, end of period	$131,818	$109,712	$98,606
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$128,658	$109,302	$98,606
Restricted cash	$3,160	$410	$—
Total cash, cash equivalents, and restricted cash	$131,818	$109,712	$98,606
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$187,229	$122,750	$36,625
Reinvestment of shareholder distributions	$103,062	$131,158	$81,084
Incremental financing cost payable	$707	$1,880	$114

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Frontgrade Technologies Inc. - Incremental Term Loan		S + 5.25%	0.75%	9.13% (Incl 1.50% PIK)	1/9/2030	9,620	9,490	9,620	0.29%
Frontgrade Technologies Inc.		S + 5.25%	0.75%	9.13% (Incl 1.50% PIK)	1/9/2030	59,477	58,544	59,477	1.81
Frontgrade Technologies Inc. - Incremental Term Loan 2		S + 5.25%	0.75%	9.12% (Incl 1.50% PIK)	1/9/2030	5,467	5,419	5,467	0.17
Frontgrade Technologies Inc. - Incremental Term Loan 3		S + 5.00%	0.75%	8.94%	1/9/2030	4,374	4,374	4,374	0.13
Frontgrade Technologies Inc. - Revolving Credit Facility	(11)	S + 5.00%	0.75%	8.85%	1/9/2028	1,239	1,158	1,239	0.04
Sky Merger Sub, LLC		S + 6.60%	1.50%	10.42%	5/28/2029	106,875	104,899	105,053	3.20
Sky Merger Sub, LLC - Delayed Draw Term Loan	(11)	S + 6.60%	1.50%	10.26%	5/28/2029	—	—	99	—
Sky Merger Sub, LLC - Revolving Credit Facility	(11)	S + 6.60%	1.50%	10.26%	5/28/2029	—	(425)	(426)	(0.01)
Systems Planning and Analysis, Inc.		S + 4.75%	1.00%	8.42%	8/16/2027	10,495	10,420	10,417	0.32
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan		S + 4.75%	1.00%	8.42%	8/16/2027	6,555	6,495	6,507	0.20
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan Add on	(6)	S + 4.75%	1.00%	8.44%	8/16/2027	49,865	49,492	49,495	1.51
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan Add on 2	(11)	S + 4.75%	1.00%	8.42%	8/16/2027	19,238	19,076	19,084	0.58
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(6)(11)	S + 4.75%	1.00%	10.00%	8/16/2027	2,158	2,125	2,115	0.06
							271,067	272,521	8.30
Banking, Finance, Insurance & Real Estate
7Ridge Investments	(10)	S + 8.00%	1.00%	11.67%	7/7/2028	47,171	46,382	46,378	1.41
7Ridge Investments - Delayed Draw Term Loan	(10)(11)	S + 8.00%	1.00%	11.67%	7/7/2028	11,277	11,123	11,123	0.34
ALF Finance	(10)	S + 6.00%	1.00%	9.67%	12/10/2029	28,522	28,321	28,261	0.86
ALF Finance - Delayed Draw Term Loan	(10)	S + 6.00%	1.00%	9.67%	12/10/2029	46,191	45,866	45,768	1.40
ALF Finance - Incremental Term Loan	(10)	S + 6.00%	1.00%	9.67%	12/10/2029	15,267	15,122	15,127	0.46
Foundation Risk Partners		S + 4.75%	0.75%	8.42%	10/29/2030	19,586	19,550	19,502	0.59
Foundation Risk Partners - Delayed Draw Term Loan		S + 4.75%	0.75%	8.42%	10/29/2030	44,363	43,714	44,174	1.35
Foundation Risk Partners - Delayed Draw Term Loan Incremental		S + 4.75%	0.75%	8.42%	10/29/2030	9,915	9,837	9,873	0.30
Foundation Risk Partners - Delayed Draw Term Loan Second Incremental	(6)(11)	S + 4.75%	0.75%	8.62%	10/29/2030	6,820	6,781	6,782	0.21
Foundation Risk Partners - Revolving Credit Facility	(11)	S + 4.75%	0.75%	8.42%	10/29/2029	1,334	1,308	1,334	0.04
Fullsteam		S + 5.25%	0.75%	9.11%	8/8/2031	24,231	23,995	24,036	0.73
Fullsteam - Delayed Draw Term Loan	(11)	S + 5.25%	0.75%	8.91%	8/8/2031	—	(35)	(25)	—
Fullsteam - Revolving Credit Facility	(11)	S + 5.25%	0.75%	8.91%	8/8/2031	—	(25)	(25)	—
Healthco Investment LTD EUR	UK(9)(10)	E + 5.75%	0.00%	7.85%	9/9/2032	EUR 27,178	26,596	26,656	0.81
Healthco Investment LTD GBP	UK(9)(10)	SO + 5.75%	0.00%	9.72%	9/9/2032	GBP 6,738	6,624	6,609	0.20
Healthco Investment LTD - Delayed Draw Term Loan GBP	UK(9)(10)(11)	SO + 5.75%	0.00%	9.79%	9/9/2032	GBP —	(61)	(61)	—
JLL Partners Fund VII Secondary	(10)	S + 6.75%	1.00%	10.42% PIK	4/29/2032	54,070	53,350	53,336	1.63
Onbe Inc.		S + 5.50%	1.00%	9.22%	7/25/2031	128,700	126,482	126,649	3.86
							464,930	465,497	14.19

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Beverage, Food & Tobacco
Inspired Pet Nutrition EUR	UK(9)(10)	E + 5.50%	0.75%	7.62%	6/30/2030	EUR 49,921	48,773	49,207	1.50
Inspired Pet Nutrition EUR - Delayed Draw Term Loan	UK(9)(10)	E + 5.50%	0.75%	7.62%	6/30/2030	EUR 21,458	21,125	21,151	0.65
Inspired Pet Nutrition EUR - Delayed Draw Term Loan Add on	UK(9)(10)	E + 5.50%	0.75%	7.62%	6/30/2030	EUR 11,746	11,562	11,578	0.35
Inspired Pet Nutrition GBP	UK(9)(10)	SO + 5.50%	0.75%	9.48%	6/30/2030	GBP 104,431	102,319	102,970	3.14
Inspired Pet Nutrition - Delayed Draw Term Loan	UK(9)(10)(11)	SO + 5.50%	0.75%	9.22%	6/30/2030	GBP 3,408	3,335	3,334	0.10
LJ Perimeter Buyer, Inc.		S + 6.65%	1.00%	10.49%	10/31/2028	18,878	18,568	17,527	0.53
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan	(6)	S + 6.65%	1.00%	10.33%	10/31/2028	2,427	2,433	2,299	0.07
							208,115	208,066	6.34
Capital Equipment
Faraday Buyer, LLC		S + 6.00%	1.00%	9.67%	10/10/2028	32,804	32,383	32,430	0.99
Texas Hydraulics		S + 6.25%	2.00%	9.97%	11/20/2030	89,100	87,568	87,644	2.67
Trillium FlowControl	LU(9)(10)	S + 5.00%	1.00%	8.67%	12/20/2029	18,150	17,929	17,934	0.55
Trillium FlowControl - Delayed Draw Term Loan	LU(9)(10)(11)	S + 5.00%	1.00%	8.66%	12/20/2029	—	(16)	(16)	—
Trillium FlowControl - Revolving Credit Facility	LU(9)(10)(11)	S + 5.00%	1.00%	8.69%	12/20/2029	—	(36)	(18)	—
							137,828	137,974	4.21
Chemicals, Plastics & Rubber
Agrofresh		S + 5.50%	0.00%	9.32%	3/31/2030	65,753	64,940	64,952	1.98
Agrofresh - Revolving Credit Facility	(11)	S + 5.50%	0.00%	9.32%	3/31/2029	3,306	3,199	3,199	0.10
TPC Group, Inc.		S + 5.75%	0.00%	9.39%	11/24/2031	44,663	44,081	39,824	1.21
							112,220	107,975	3.29
Construction & Building
Cook & Boardman Group		S + 6.00%	1.00%	9.67%	3/4/2030	122,812	120,917	120,667	3.68
Cook & Boardman Group - Delayed Draw Term Loan	(6)(11)	S + 6.00%	1.00%	9.68%	3/4/2030	41,869	40,629	40,597	1.24
Elessent Clean Technologies Inc.		S + 6.00%	1.00%	9.73%	11/15/2029	135,474	133,265	133,373	4.07
Elessent Clean Technologies Inc. - Revolving Credit Facility	(11)	S + 6.00%	1.00%	9.66%	11/15/2029	—	(204)	(204)	(0.01)
Great Day Improvements LLC		S + 5.76%	1.50%	9.33%	6/13/2030	84,710	83,349	83,448	2.55
Great Day Improvements LLC - Revolving Credit Facility	(11)	S + 5.76%	1.50%	9.35%	6/13/2030	2,800	2,592	2,591	0.08
Michael Baker		S + 4.50%	0.00%	8.19%	12/1/2028	100,000	96,506	96,504	2.94
Texas Infrastructure Holdings, L.L.C.		S + 8.00%	0.00%	11.67%	12/22/2027	31,330	30,709	30,711	0.94
							507,763	507,687	15.49
Consumer Goods: Non-durable
1440 Foods Topco LLC		S + 5.00%	0.00%	8.72%	10/31/2031	19,819	18,848	18,679	0.57
GSM Outdoors		S + 5.00%	1.00%	8.67%	9/30/2031	12,288	11,538	12,134	0.37
Parfums Holdings Co.		S + 5.25%	1.00%	8.92%	6/27/2030	95,299	94,525	94,583	2.89
Parfums Holdings Co. - Revolving Credit Facility	(11)	S + 5.25%	1.00%	8.91%	6/27/2029	—	(42)	(42)	—
Valeron Group, LLC		S + 5.50%	0.00%	9.23%	10/18/2031	148,500	145,268	145,237	4.43
Valeron Group, LLC - Delayed Draw Term Loan		S + 5.50%	0.00%	9.23%	10/18/2031	49,550	48,426	48,461	1.48
							318,563	319,052	9.74

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Containers, Packaging & Glass
Confluent Holdings LLC		S + 7.00%	2.00%	10.67%	3/28/2029	28,789	28,164	28,039	0.86
Confluent Holdings LLC - Delayed Draw Term Loan		S + 7.00%	2.00%	10.67%	3/28/2029	14,394	14,086	14,020	0.43
Confluent Holdings LLC - Delayed Draw Term Loan Add On	(11)	S + 7.00%	2.00%	10.67%	3/28/2029	4,774	4,685	4,689	0.14
Dellner Couplers Group AB	UK(9)(10)	E + 5.43%	0.50%	7.32%	6/29/2029	EUR 44,635	40,558	44,561	1.36
							87,493	91,309	2.79
Environmental Industries
Inframark		S + 5.25%	0.75%	9.07% (Incl 2.75% PIK)	7/31/2031	18,707	18,551	18,670	0.57
Inframark - Delayed Draw Term Loan	(11)	S + 5.25%	0.75%	9.07% (Incl 2.75% PIK)	7/31/2031	2,294	2,271	2,293	0.07
							20,822	20,963	0.64
Healthcare & Pharmaceuticals
CareVet LLC - Term Loan A		S + 6.00%	2.00%	9.67%	6/18/2029	112,200	111,616	111,559	3.40
CareVet LLC - Term Loan B		N/A	N/A	14.75% (Incl 7.5% PIK)	6/18/2029	11,142	10,922	11,004	0.34
CareVet LLC - Delayed Draw Term Loan A	(6)(11)	S + 6.00%	2.00%	9.77%	6/18/2029	11,599	11,323	11,486	0.35
CareVet LLC - Delayed Draw Term Loan B	(11)	S + 6.00%	2.00%	9.67%	6/18/2029	20,922	20,693	20,975	0.64
CareVet LLC - Revolving Credit Facility	(11)	S + 6.00%	2.00%	9.66%	6/18/2029	—	(46)	(46)	—
Gainwell Acquisition Corp		S + 4.10%	0.75%	7.77%	10/1/2027	982	955	963	0.03
LSCS Holdings Inc.		S + 4.50%	0.00%	8.17%	2/23/2032	16,900	16,821	16,527	0.50
Natural Partners, Inc.		S + 4.50%	1.00%	8.32%	11/29/2030	50,327	49,748	49,885	1.52
Natural Partners, Inc. - Revolving Credit Facility	(11)	S + 4.50%	1.00%	8.16%	11/29/2030	—	(65)	(58)	—
PetVet Care Centers		S + 6.00%	0.75%	9.72%	11/15/2030	52,452	51,632	47,917	1.46
PetVet Care Centers - Revolving Credit Facility	(11)	S + 6.00%	0.75%	9.84%	11/15/2029	698	608	94	—
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	8.72%	6/21/2030	19,703	19,463	19,482	0.59
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	8.72%	6/21/2030	CAD 53,825	53,296	53,225	1.62
Pharmalogic Holdings Corp. - Delayed Draw Term Loan	(11)	S + 5.00%	1.00%	8.72%	6/21/2030	5,051	4,916	4,919	0.15
Solvias AG	CH(9)(10)	SA + 5.50%	0.75%	6.25%	2/27/2032	CHF 165,291	142,392	161,909	4.94
Solvias AG - Revolving Credit Facility	CH(9)(10)(11)	SA + 5.50%	0.75%	6.25%	2/27/2030	CHF —	(404)	(472)	(0.01)
St. Croix		S + 4.50%	0.50%	8.37%	10/24/2032	51,435	50,926	50,934	1.55
St. Croix - Revolving Credit Facility	(11)	S + 4.50%	0.50%	8.16%	10/24/2032	—	(83)	(83)	—
							544,713	560,220	17.08

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
High Tech Industries
Alteryx, Inc.		S + 6.00%	0.75%	9.72%	3/19/2031	26,125	25,797	25,832	0.79
Alteryx, Inc. - Delayed Draw Term Loan		S + 6.00%	0.75%	9.72%	3/19/2031	59,375	58,652	58,710	1.79
Alteryx, Inc. - Revolving Credit Facility	(11)	S + 6.00%	0.75%	9.66%	3/19/2031	—	(106)	(106)	—
CoreWeave - Delayed Draw Term Loan	(6)	S + 6.00%	0.00%	9.87%	8/26/2030	34,994	34,587	34,994	1.07
CoreWeave - Delayed Draw Term Loan Add on	(6)(11)	S + 4.25%	0.00%	8.01%	9/29/2030	107,634	106,110	106,110	3.24
Inmar, Inc.	(6)	S + 4.50%	0.00%	8.24%	10/30/2031	26,126	25,895	25,756	0.79
Integral Ad Science Holding Corp		S + 5.00%	1.00%	8.73%	12/23/2031	76,000	71,441	71,440	2.18
Learnosity	IE(9)(10)	S + 5.25%	1.00%	8.92%	1/15/2031	91,806	90,940	90,840	2.77
Learnosity - Revolving Credit Facility	IE(9)(10)(11)	S + 5.25%	1.00%	8.91%	1/15/2031	—	(79)	(79)	—
MYOB Invest Co Pty Ltd and MYOB US Borrower LLC	AUS(9)(10)	B + 5.25%	0.00%	8.94% (Incl 2.75% PIK)	6/6/2030	AUD 50,802	48,762	50,221	1.53
SMX Group Intermediate Holdings LLC		S + 4.50%	0.00%	8.22%	2/6/2032	10,333	10,237	10,186	0.31
Watchguard Technologies, Inc.		S + 5.25%	0.75%	8.97%	7/2/2029	49,871	48,173	49,716	1.52
							520,409	523,620	15.99
Hotel, Gaming & Leisure
AmerSpirit FL LLC		S + 4.75%	3.00%	8.42%	8/15/2030	59,004	58,155	58,186	1.77
AmerSpirit FL LLC - Delayed Draw Term Loan		S + 4.75%	3.00%	8.42%	8/15/2030	173,875	171,409	171,464	5.23
AmerSpirit FL LLC - Delayed Draw Term Loan 2	(11)	S + 4.75%	3.00%	8.42%	8/15/2030	10,417	9,933	9,937	0.30
Chuck E. Cheese		S + 6.00%	2.00%	9.67%	9/26/2030	80,000	78,845	78,863	2.41
Clubcorp Holdings Inc.		S + 5.00%	1.00%	8.67%	7/10/2032	146,832	144,684	144,778	4.42
Clubcorp Holdings Inc. - Delayed Draw Term Loan	(11)	S + 5.00%	1.00%	8.66%	7/10/2032	—	(62)	(62)	—
Clubcorp Holdings Inc. - Revolving Credit Facility	(11)	S + 5.00%	1.00%	8.66%	7/10/2031	—	(221)	(221)	(0.01)
Highgate Hotels, L.P.		S + 5.50%	1.00%	9.17%	11/5/2029	98,000	96,639	96,078	2.93
Highgate Hotels, L.P. - Revolving Credit Facility	(11)	S + 5.50%	1.00%	9.16%	11/3/2029	—	(160)	(245)	(0.01)
Highgate Hotels, L.P.- Delayed Draw Term Loan	(11)	S + 5.50%	1.00%	9.16%	11/3/2029	—	(242)	(240)	(0.01)
Hotel Equities Group, LLC		S + 5.75%	2.00%	9.61%	1/22/2029	29,218	28,887	28,860	0.88
Hotel Equities Group, LLC - Revolving Credit Facility	(11)	S + 5.75%	2.00%	9.59%	1/22/2029	2,900	2,778	2,778	0.08
J&J Ventures Gaming LLC		S + 5.11%	0.75%	8.83%	4/26/2028	133,312	130,702	134,146	4.09
J&J Ventures Gaming LLC Add on		S + 5.00%	0.75%	8.72%	4/26/2030	30,000	29,713	30,300	0.92
K1 Speed Inc.		S + 6.25%	1.00%	10.23%	1/2/2029	18,214	17,972	17,952	0.55
K1 Speed Inc. - Delayed Draw Term Loan	(6)(11)	S + 6.25%	1.00%	10.08%	1/2/2029	3,643	3,563	3,555	0.11
K1 Speed Inc. - Delayed Draw Term Loan B		S + 6.25%	1.00%	9.92%	1/2/2029	3,643	3,590	3,590	0.11
K1 Speed Inc. Incremental		S + 6.25%	1.00%	10.23%	1/2/2029	4,250	4,188	4,189	0.13
K1 Speed Inc. Second Incremental		S + 6.25%	1.00%	10.15%	1/2/2029	1,943	1,917	1,915	0.06
Sandlot Baseball Borrower Co.		S + 5.00%	1.00%	8.67%	12/27/2028	65,333	64,483	64,783	1.98
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan		S + 5.00%	1.00%	8.67%	12/27/2028	10,877	10,788	10,829	0.33
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan 2	(11)	S + 5.00%	1.00%	8.67%	12/27/2028	31,320	31,089	31,093	0.95
Sandlot Baseball Borrower Co. - Revolving Credit Facility	(11)	S + 5.00%	1.00%	8.66%	12/27/2028	—	—	—	—
							888,650	892,528	27.22

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Media: Advertising, Printing & Publishing
Nottingham Forest	UK(9)(10)	N/A	N/A	12.94% PIK	7/15/2028	GBP 5,638	5,572	5,619	0.17
Patientpoint		S + 5.00%	0.00%	8.67%	10/15/2032	185,000	175,828	178,062	5.43
Raptive		S + 4.36%	0.50%	8.08%	3/23/2028	6,323	6,189	6,228	0.19
Raptive - Incremental Term Loan		S + 4.36%	0.50%	7.97%	3/23/2028	150,000	146,151	147,750	4.51
Southampton FC	UK(9)(10)	SO + 6.00%	0.00%	9.98%	9/20/2029	GBP 65,248	63,295	64,639	1.97
Southampton FC - Revolving Credit Facility	UK(9)(10)	SO + 6.00%	0.00%	9.98%	9/20/2029	GBP 13,475	13,072	13,349	0.41
							410,107	415,647	12.68
Media: Broadcasting & Subscription
Sheffield United F.C.	UK(9)(10)	N/A	N/A	10.70%	5/22/2026	GBP 3,405	3,138	3,402	0.10
							3,138	3,402	0.10
Media: Diversified & Production
AVSC Holding Corporation		S + 5.00%	0.75%	8.72%	12/5/2031	58,277	57,238	57,288	1.75
AVSC Holding Corporation - Revolving Credit Facility	(11)	S + 5.00%	0.75%	8.69%	12/5/2029	—	(99)	(99)	—
Bisnow		S + 7.50%	3.00%	11.17%	5/9/2028	28,155	27,910	27,993	0.85
Candle Media Co Ltd		S + 6.10%	0.75%	9.77% (Incl 3.50% PIK)	6/18/2029	27,444	27,288	24,556	0.75
Candle Media Co Ltd - Delayed Draw Term Loan		S + 6.10%	0.75%	9.77% (Incl 3.50% PIK)	6/18/2029	10,865	10,808	9,721	0.30
Townsquare Media Inc.		S + 5.00%	0.50%	8.88%	2/13/2030	49,055	46,960	34,216	1.04
							170,105	153,675	4.69
Services: Business
ASC Engineered Solutions		S + 4.75%	0.75%	8.59%	7/10/2031	49,500	49,078	49,108	1.50
BDO USA, P.C.		S + 5.00%	2.00%	8.86%	8/31/2028	64,989	64,218	65,167	1.99
Best Trash LLC		S + 4.75%	1.00%	8.42%	7/10/2031	51,844	51,288	51,346	1.57
Best Trash LLC - Delayed Draw Term Loan	(6)	S + 4.75%	1.00%	8.47%	7/10/2031	16,211	16,044	16,055	0.49
Best Trash LLC - Incremental Delayed Draw Term Loan	(11)	S + 4.75%	1.00%	8.41%	7/10/2031	—	(116)	(115)	—
Best Trash LLC - Incremental Term Loan		S + 4.75%	1.00%	8.68%	7/10/2031	11,326	11,214	11,217	0.34
Best Trash LLC - Revolving Credit Facility	(11)	S + 4.75%	1.00%	8.42%	7/10/2031	190	128	130	—
Brock Holdings III, LLC		S + 5.75%	0.50%	9.42%	5/1/2030	37,283	36,924	37,345	1.14
Brown & Root Revolver	(11)	S + 5.00%	1.00%	8.84%	10/3/2030	8,916	8,502	8,502	0.26
Brown & Root Term Loan		S + 5.00%	1.00%	8.67%	10/3/2030	128,270	126,405	126,439	3.86
DISA Holdings Corp.		S + 5.00%	0.75%	8.99%	9/9/2028	16,413	16,259	16,265	0.50
DISA Holdings Corp. - Delayed Draw Term Loan	(6)(11)	S + 5.00%	0.75%	8.98%	9/9/2028	12,048	11,936	11,939	0.36
DISA Holdings Corp. - Revolving Credit Facility	(6)(11)	S + 5.00%	0.75%	8.98%	9/9/2028	1,111	1,074	1,073	0.03
Ethos	(10)	S + 6.00%	1.00%	9.72%	12/30/2029	157,013	154,439	154,964	4.73
Four Winds Interactive LLC		S + 5.75%	0.75%	9.42%	2/20/2030	14,925	14,666	14,678	0.45
Four Winds Interactive LLC - Delayed Draw Term Loan	(11)	S + 5.75%	0.75%	9.41%	2/20/2030	—	(19)	(19)	—
Four Winds Interactive LLC - Revolving Credit Facility	(11)	S + 5.75%	0.75%	9.41%	2/20/2030	—	(32)	(32)	—

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Business (continued)
Legends Hospitality Holding Company		S + 5.50%	0.75%	9.23% (Incl 2.75% PIK)	8/22/2031	65,519	64,436	64,504	1.97
Legends Hospitality Holding Company - Delayed Draw Term Loan	(6)(11)	S + 5.00%	0.75%	8.73%	8/22/2031	3,099	3,044	3,047	0.09
Legends Hospitality Holding Company - Revolving Credit Facility	(6)(11)	S + 5.00%	0.75%	8.73%	8/22/2030	2,437	2,322	2,321	0.07
RPX Corporation		S + 5.50%	1.00%	9.25%	8/2/2030	68,017	67,176	67,342	2.05
RPX Corporation - Incremental Term Loan		S + 5.50%	1.00%	9.23%	8/2/2030	13,010	12,880	12,881	0.39
RPX Corporation - Revolving Credit Facility	(11)	S + 5.50%	1.00%	9.19%	8/2/2030	—	(70)	(61)	—
S.A.F.E. Management		S + 4.75%	0.00%	8.63%	11/24/2031	35,000	34,652	34,656	1.06
S.A.F.E. Management - Delayed Draw Term Loan A	(11)	S + 4.75%	0.00%	8.41%	11/24/2031	—	2	2	—
S.A.F.E. Management - Delayed Draw Term Loan B	(11)	S + 4.75%	0.00%	8.41%	11/24/2031	—	3	3	—
S.A.F.E. Management - Delayed Draw Term Loan C	(11)	S + 4.75%	0.00%	8.41%	11/24/2031	—	2	2	—
S.A.F.E. Management - Revolving Credit Facility	(11)	S + 4.75%	0.00%	8.63%	11/24/2031	2,617	2,567	2,567	0.08
SurveyMonkey Global Inc.		S + 5.75%	1.00%	9.42%	5/31/2030	124,662	123,251	123,730	3.77
SurveyMonkey Global Inc. - Revolving Credit Facility	(11)	S + 5.75%	1.00%	9.41%	5/31/2029	—	(133)	(94)	—
Townsend		S + 6.50%	1.50%	10.34%	8/1/2030	11,850	11,562	11,577	0.35
Townsend - Revolving Credit Facility	(11)	S + 6.50%	1.50%	10.16%	8/1/2029	—	(54)	(54)	—
Travelport Finance (Luxembourg) S.A.R.L	LU(9)(10)	S + 7.26%	1.00%	11.25% (Incl 1.25% PIK)	9/30/2028	57,367	57,104	48,977	1.49
USA Debusk LLC		S + 5.25%	0.75%	8.97%	4/30/2031	16,396	16,193	16,242	0.50
USA Debusk LLC - Delayed Draw Term Loan	(6)(11)	S + 5.25%	0.75%	9.12%	4/30/2031	982	949	963	0.03
USA DeBusk LLC - Incremental Term Loan		S + 5.25%	0.75%	9.12%	4/30/2031	3,427	3,393	3,394	0.10
USA Debusk LLC - Revolving Credit Facility	(6)(11)	S + 5.25%	0.75%	9.06%	4/30/2030	2,252	2,227	2,219	0.07
							963,514	958,280	29.24
Services: Consumer
Aviation Institute of Maintenance	(14)	S + 7.00%	1.50%	10.67%	5/3/2029	32,565	31,868	31,912	0.97
Aviation Institute of Maintenance - Delayed Draw Term Loan	(14)	S + 7.00%	1.50%	10.67%	5/3/2029	18,973	18,607	18,592	0.57
Cadogan Tate	(10)	S + 5.75%	0.00%	9.50%	11/7/2031	110,500	109,044	109,112	3.33
Cadogan Tate - Delayed Draw Term Loan	(10)(11)	S + 5.75%	0.00%	9.47%	11/7/2031	5,409	5,063	5,067	0.15
Cadogan Tate - Revolving Credit Facility	(6)(10)(11)	S + 5.75%	0.00%	9.50%	11/7/2031	7,500	7,249	7,249	0.22
FEG, Inc.		S + 4.75%	1.00%	8.47%	5/10/2030	85,775	84,411	84,523	2.58
FEG, Inc. - Revolving Credit Facility	(11)	S + 4.75%	1.00%	8.41%	5/10/2030	—	(218)	(219)	(0.01)
Metropolis Term Loan Add on		S + 5.25%	0.00%	8.98%	11/3/2032	150,000	147,790	148,500	4.53
Spartan College LLC		S + 8.00%	1.50%	11.67%	3/25/2031	33,277	32,359	32,405	0.99
Spartan College LLC - Delayed Draw Term Loan	(11)	S + 8.00%	1.50%	11.67%	3/25/2031	3,632	3,572	3,576	0.11
Vision Purchaser Corp.	(6)	S + 6.35%	1.00%	10.02%	12/10/2026	35,592	35,227	34,353	1.05
Vision Purchaser Corp. - Fourth Amended Term Loan	(6)	S + 6.35%	1.00%	10.02%	12/10/2026	4,187	4,096	4,042	0.12
Vision Purchaser Corp. - Incremental Term Loan	(6)	S + 6.35%	1.00%	10.02%	12/10/2026	2,472	2,467	2,386	0.07
							481,535	481,498	14.68

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Telecommunications
Innovate Corp.	(10)	N/A	N/A	10.50%	2/1/2027	26,460	26,504	22,927	0.70
Ligado Networks LLC	(12)	N/A	N/A	15.5% PIK	11/1/2023	16,697	8,763	4,174	0.13
Ligado Networks LLC - DIP Facility - Backstop Incremental	(6)(11)	N/A	N/A	17.50% PIK	12/31/2026	401	401	(14)	—
Ligado Networks LLC - DIP Facility - Delayed Draw Term Loan		N/A	N/A	17.50% PIK	12/31/2026	1,899	1,899	1,529	0.05
Ligado Networks LLC - DIP Roll-up		N/A	N/A	17.50% PIK	12/31/2026	2,621	2,600	2,110	0.06
Maxar Technologies Inc. - Revolving Credit Facility	(11)	S + 5.75%	1.00%	9.42%	5/3/2029	10,189	9,975	10,189	0.31
Maxar Technologies Inc.		S + 5.75%	1.00%	9.42%	5/3/2030	97,428	95,690	97,428	2.97
							145,832	138,343	4.22
Transportation: Cargo
Boasso Global - Delayed Draw Term Loan		S + 4.75%	0.75%	8.59%	3/31/2028	7,997	7,867	7,812	0.24
Boasso Global - Revolving Credit Facility	(11)	S + 4.75%	0.75%	8.47%	3/31/2028	521	492	377	0.01
Boasso Global		S + 4.75%	0.75%	8.59%	3/31/2028	57,753	56,851	56,423	1.72
							65,210	64,612	1.97
Wholesale
DFS Holdings Company, Inc. - Delayed Draw Term Loan		S + 7.50%	1.00%	11.17% (Incl 5.00% PIK)	1/31/2029	1,603	1,620	1,563	0.05
DFS Holdings Company, Inc.		S + 7.50%	1.00%	11.17% (Incl 5.00% PIK)	1/31/2029	21,876	21,493	20,711	0.63
							23,113	22,274	0.68
Total First Lien Debt							6,345,127	6,345,143	193.54%
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation		S + 7.54%	0.50%	11.25%	3/15/2030	12,353	12,130	11,959	0.36
Services: Business
DISA Holdings Corp.		S + 8.50%	2.50%	12.38% (Incl 2.00% PIK)	3/9/2029	15,438	15,158	15,290	0.47
DISA Holdings Corp. - Delayed Draw Term Loan		S + 8.50%	2.50%	12.38% (Incl 2.00% PIK)	3/9/2029	2,895	2,844	2,867	0.09
							18,002	18,157	0.56
Total Second Lien Debt							30,132	30,116	0.92%
Subordinated Debt
Services: Business
Ethos - PIK Note	(10)	N/A	N/A	13.00% PIK	3/31/2030	1,139	1,131	1,139	0.03
Healthcare & Pharmaceuticals
Solvias AG - Holdco Note	CH(9)(10)	N/A	N/A	12.50% PIK	2/27/2033	CHF 350	306	342	0.01
Total Subordinated Debt							1,437	1,481	0.04%

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Preferred Equity
Services: Consumer
Metropolis Technologies Inc. - Class B Preferred Stock				17.5% PIK	5/16/2034	8,162	7,924	8,162	0.25
Metropolis Technologies Inc. - Class D Preferred Stock					—	24	778	778	0.02
Metropolis Technologies Inc. - Warrant					5/16/2034	4	189	1,896	0.06
							8,891	10,836	0.33
Total Preferred Equity							8,891	10,836	0.33%
Common Equity
Services: Business
S.A.F.E. Management Equity	(11)				11/24/2031	3,478	3,478	3,478	0.11
Total Common Equity							3,478	3,478	0.11%
Total Investments - non-controlled/non-affiliated							$6,389,065	$6,391,054	194.94%
Cash and Cash Equivalents
Cash and Cash Equivalents	(13)						$128,658	$128,658	3.92
Total Cash and Cash Equivalents							128,658	128,658	3.92%
Total Portfolio Investments, Cash and Cash Equivalents							$6,517,723	$6,519,712	198.86%

December 31, 2025
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	January 7, 2027	$127	AUD 196	$(3)	(0.0)%
Macquarie	March 11, 2026	$830	AUD 1,287	$(29)	(0.0)%
Macquarie	March 11, 2027	$848	AUD 1,314	$(23)	(0.0)%
Macquarie	April 7, 2027	$124	AUD 193	$(4)	(0.0)%
Macquarie	June 11, 2026	$856	AUD 1,326	$(28)	(0.0)%
Macquarie	June 11, 2027	$51,156	AUD 79,323	$(1,295)	(0.0)%
Macquarie	September 11, 2026	$863	AUD 1,336	$(27)	(0.0)%
Macquarie	October 7, 2026	$127	AUD 196	$(3)	(0.0)%
Macquarie	December 11, 2026	$855	AUD 1,325	$(26)	(0.0)%
Macquarie	January 7, 2026	$80	GBP 60	$(1)	(0.0)%
Macquarie	January 7, 2027	$153	GBP 116	$(3)	(0.0)%
Macquarie	March 18, 2026	$102,196	GBP 76,442	$(790)	(0.0)%
Macquarie	July 7, 2026	$154	GBP 115	$(1)	(0.0)%
Macquarie	July 7, 2027	$151	GBP 114	$(2)	(0.0)%
Macquarie	October 8, 2027	$3,381	GBP 2,558	$(55)	(0.0)%
Macquarie	January 7, 2026	$3,234	GBP 2,398	$3	0.0%
Macquarie	January 7, 2027	$4,707	GBP 3,507	$(12)	(0.0)%
Macquarie	March 8, 2027	$155	GBP 117	$(2)	(0.0)%
Macquarie	March 9, 2026	$325	GBP 243	$(3)	(0.0)%
Macquarie	March 18, 2026	GBP 19,261	$14,340	$58	0.0%
Macquarie	June 8, 2026	$162	GBP 121	$(1)	(0.0)%
Macquarie	June 8, 2027	$159	GBP 119	$(3)	(0.0)%
Macquarie	July 7, 2026	$4,712	GBP 3,499	$(1)	(0.0)%
Macquarie	July 7, 2027	$4,608	GBP 3,446	$(22)	(0.0)%
Macquarie	July 14, 2028	$4,655	GBP 3,578	$(141)	(0.0)%
Macquarie	July 15, 2027	$3,341	GBP 2,557	$(94)	(0.0)%
Macquarie	September 8, 2026	$160	GBP 120	$(2)	(0.0)%
Macquarie	September 8, 2027	$6,782	GBP 5,120	$(94)	(0.0)%
Macquarie	September 9, 2027	$105,132	GBP 78,727	$(594)	(0.0)%
Macquarie	December 8, 2026	$158	GBP 118	$(2)	(0.0)%
Macquarie	January 6, 2026	$954	CAD 1,306	$2	0.0%
Macquarie	March 31, 2026	$1,268	CAD 1,718	$12	0.0%
Macquarie	June 30, 2026	$56,704	CAD 76,721	$395	0.0%
Macquarie	January 7, 2026	$638	EUR 544	$(1)	(0.0)%
Macquarie	January 7, 2027	$1,289	EUR 1,083	$(2)	(0.0)%
Macquarie	March 18, 2026	$43,954	EUR 37,240	$47	0.0%
Macquarie	July 7, 2026	$1,258	EUR 1,064	$(2)	(0.0)%
Macquarie	July 7, 2027	$1,286	EUR 1,075	$(3)	(0.0)%
Macquarie	October 8, 2027	$34,564	EUR 28,828	$(95)	(0.0)%
Macquarie	January 7, 2026	$1,255	EUR 1,069	$(1)	(0.0)%
Macquarie	July 7, 2026	$1,867	EUR 1,576	$(13)	(0.0)%
Macquarie	January 7, 2027	$1,918	EUR 1,609	$-	-

December 31, 2025
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	March 8, 2027	$529	EUR 444	$(2)	(0.0)%
Macquarie	March 9, 2026	$1,064	EUR 905	$(3)	(0.0)%
Macquarie	June 8, 2026	$535	EUR 453	$(1)	(0.0)%
Macquarie	June 8, 2027	$546	EUR 457	$(2)	(0.0)%
Macquarie	July 7, 2027	$1,922	EUR 1,605	$(2)	(0.0)%
Macquarie	September 9, 2027	$51,680	EUR 43,078	$(64)	(0.0)%
Macquarie	September 8, 2026	$535	EUR 452	$(1)	(0.0)%
Macquarie	September 8, 2027	$28,244	EUR 23,599	$(103)	(0.0)%
Macquarie	December 8, 2026	$531	EUR 447	$(2)	(0.0)%
Macquarie	January 6, 2026	$1,370	CHF 1,082	$4	0.0%
Macquarie	February 26, 2027	$158,188	CHF 131,613	$(14,789)	(0.5)%
Macquarie	February 27, 2026	$2,197	CHF 1,895	$(208)	(0.0)%
Macquarie	March 29, 2029	$417	CHF 323	$(37)	(0.0)%
Macquarie	March 31, 2026	$379	CHF 325	$(36)	(0.0)%
Macquarie	March 31, 2027	$12	CHF 10	$(1)	(0.0)%
Macquarie	March 31, 2028	$12	CHF 10	$(1)	(0.0)%
Macquarie	May 27, 2026	$2,159	CHF 1,845	$(205)	(0.0)%
Macquarie	June 30, 2026	$386	CHF 329	$(37)	(0.0)%
Macquarie	June 30, 2027	$12	CHF 10	$(1)	(0.0)%
Macquarie	June 30, 2028	$12	CHF 10	$(1)	(0.0)%
Macquarie	August 27, 2026	$2,250	CHF 1,906	$(213)	(0.0)%
Macquarie	September 29, 2028	$12	CHF 10	$(2)	(0.0)%
Macquarie	September 30, 2026	$395	CHF 333	$(36)	(0.0)%
Macquarie	September 30, 2027	$12	CHF 10	$(1)	(0.0)%
Macquarie	November 27, 2026	$2,297	CHF 1,928	$(216)	(0.0)%
Macquarie	December 29, 2028	$13	CHF 10	$(1)	(0.0)%
Macquarie	December 31, 2026	$398	CHF 333	$(37)	(0.0)%
Macquarie	December 31, 2027	$12	CHF 10	$(1)	(0.0)%
				$(18,860)	(0.5)%

	Interest Rate Swaps as of December 31, 2025
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap	7.11%	SOFR + 3.117%	5/20/2030	$165,000	$3,302	$—	$4,161
Interest rate swap	6.25%	SOFR + 2.4115%	5/31/2030	$500,000	$7,051	$—	$7,051
Interest rate swap	6.13%	SOFR + 2.715%	2/5/2031	$400,000	$(2,293)	$—	$(2,293)
Total Hedge Accounting Swaps				$1,065,000	$8,060	$—	$8,919
Cash collateral				$—	$3,160	$—	$—
Total derivatives				$1,065,000	$11,220	$—	$8,919

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
(5)
Variable rate loans to the portfolio companies are indexed to the Secured Overnight Financing Rate ("SOFR") (denoted as "S"), Euro Interbank Offered Rate (“EURIBOR”) (denoted as “E”), Swiss Average Rate Overnight (“SARON”) (denoted as “SA”), Sterling Overnight Index Average (“SONIA”) (denoted as “SO”), or Bank Bill Swap Rate ("BBSW") (denoted as "B") and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025
(6)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2025.
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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, qualifying assets represented approximately 81.4% of total assets as calculated in accordance with regulatory requirements.
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
(12)
Investment was on non-accrual status as of December 31, 2025, meaning that the Company has ceased recognizing interest income on these investments. As of December 31, 2025, debt investments on non-accrual status represented 0.1% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.
(13)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of December 31, 2025, $57,085 was held in FGTXX and had an average one year yield of 4.03%.
(14)
Portfolio company formerly known as Cotulla Acquisition Co.

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
7Ridge Investments	Delayed Draw	7/7/2026	$11,119	$35
Agrofresh	Revolver	3/31/2029	5,581	(67)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(106)
AmerSpirit FL LLC	Delayed Draw	8/15/2027	24,204	(336)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(99)
Best Trash LLC	Delayed Draw	10/10/2026	25,000	(115)
Best Trash LLC	Revolver	7/10/2031	6,060	(58)
Boasso Global	Revolver	7/1/2026	5,729	(132)
Brown & Root	Revolver	10/3/2030	20,060	(286)
Cadogan Tate	Delayed Draw	10/31/2026	54,091	(274)
Cadogan Tate	Revolver	10/31/2031	12,500	(157)
Carevet LLC	Delayed Draw	6/18/2026	8,201	(47)
Carevet LLC	Delayed Draw	6/18/2026	12,078	173
Carevet LLC	Revolver	6/18/2029	6,600	(46)
Clubcorp Holdings Inc.	Delayed Draw	7/10/2027	9,600	(62)
Clubcorp Holdings Inc.	Revolver	7/10/2031	16,000	(221)
Confluent Holdings LLC	Delayed Draw	7/2/2026	9,915	39
Red Fox CD Acquisition Corp.	Delayed Draw	11/21/2026	30,940	(540)
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	3/31/2026	10,168	8
Disa Holdings Corp.	Delayed Draw	3/1/2026	354	(1)
Disa Holdings Corp.	Revolver	9/9/2028	3,055	(28)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(204)
FEG, Inc.	Revolver	5/10/2030	15,000	(219)
Foundation Risk Partners	Delayed Draw	2/26/2027	4,872	(9)
Foundation Risk Partners	Revolver	10/29/2029	4,003	-
Four Winds Interactive LLC	Delayed Draw	2/20/2027	2,903	(19)
Four Winds Interactive LLC	Revolver	2/20/2030	1,935	(32)
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,024	-
Fullsteam	Delayed Draw	8/8/2027	8,077	(25)
Fullsteam	Revolver	8/8/2031	2,692	(25)
Great Day Improvements LLC	Revolver	6/13/2030	11,200	(167)
Healthco Investment LTD	Delayed Draw	2/19/2029	6,738	(61)
Highgate Hotels, L.P.	Revolver	11/3/2029	12,500	(245)
Highgate Hotels, L.P.	Delayed Draw	12/9/2027	25,000	(240)
Hotel Equities Group, LLC	Revolver	1/22/2029	7,100	(87)
Inframark	Delayed Draw	7/31/2026	1,234	4
Inspired Pet Nutrition	Delayed Draw	9/1/2028	4,044	(26)
K1 Speed Inc.	Delayed Draw	1/2/2026	2,429	(35)
Learnosity	Revolver	1/15/2031	7,500	(79)
Legends Hospitality	Delayed Draw	8/22/2026	638	(4)
Legends Hospitality	Revolver	8/22/2030	5,063	(79)
Ligado Networks LLC	Delayed Draw	12/31/2026	1,726	(337)
Maxar Technologies Inc.	Revolver	5/3/2029	5,316	-
Natural Partners, Inc.	Revolver	3/15/2028	6,563	(58)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(42)
PetVet Care Centers	Revolver	11/15/2029	6,283	(543)

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Pharmalogic Holdings Corp	Delayed Draw	6/21/2026	20,202	(75)
RPX Corporation	Revolver	8/2/2030	6,122	(61)
S.A.F.E. Management	Delayed Draw	11/24/2028	12,000	2
S.A.F.E. Management	Delayed Draw	2/24/2026	20,320	3
S.A.F.E. Management	Delayed Draw	5/24/2027	13,000	2
S.A.F.E. Management	Revolver	11/24/2031	2,383	(23)
S.A.F.E. Management	Capital Commitment	11/24/2031	1,522	-
Sandlot Baseball Borrower Co.	Delayed Draw	6/5/2026	21,933	35
Sandlot Baseball Borrower Co.	Revolver	12/27/2028	10,000	-
Sky Merger Sub, LLC	Delayed Draw	5/28/2026	12,500	99
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(426)
Solvias AG	Revolver	2/27/2030	22,711	(472)
Spartan College LLC	Delayed Draw	9/25/2026	10,070	38
St. Croix	Revolver	10/24/2032	8,573	(83)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(94)
Systems Planning and Analysis, Inc.	Delayed Draw	6/6/2027	4,712	(11)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,669	(27)
Townsend	Revolver	8/1/2030	2,500	(54)
Trillium FlowControl	Delayed Draw	6/20/2026	3,667	(16)
Trillium FlowControl	Revolver	12/20/2029	3,000	(18)
USA Debusk LLC	Delayed Draw	4/30/2026	5,115	(10)
USA Debusk LLC	Revolver	4/30/2030	1,183	(11)
Total Unfunded Commitments			$679,658	$(6,054)

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
(5)
Variable rate loans to the portfolio companies are indexed to the Secured Overnight Financing Rate (“SOFR”) (denoted as “S”), Euro Interbank Offered Rate (“EURIBOR”) (denoted as “E”), or Sterling Overnight Index Average (“SONIA”) (denoted as “SO”) and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024.
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
(13)
Investment was on non-accrual status as of December 31, 2024, meaning that the Company has ceased recognizing interest income on these investments. As of December 31, 2024, debt investments on non-accrual status represented 0.1% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.

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

On November 29, 2023, the Company issued 250 shares of its 12.0% Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) for an aggregate offering price of $0.75 million. Each individual investor in the offering was entitled to purchase only one share of Series A Preferred Stock. Each holder of Series A Preferred Shares was entitled to a liquidation preference of $3,000.00 per share (the “Liquidation Value”), plus additional amounts as set forth in the Articles Supplementary to the Company’s Articles of Incorporation Relating to the 12.0% Series A Cumulative Preferred Stock. With respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up, the Series A Preferred Stock was senior to all other classes and series of the Company’s common shares to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock did not, however, participate in any appreciation in the value of the Company. On December 15, 2025, the Company redeemed all 250 shares of Series A Preferred Stock.

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

Income Taxes

We have elected to be regulated as a BDC under the 1940 Act. We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under the Code. So long as we maintain our tax treatment as a RIC, we generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that we distribute (or are deemed to distribute) at least annually to our shareholders as dividends. Rather, any tax liability related to income earned and distributed by us would represent obligations of our investors and would not be reflected in our consolidated financial statements.

To qualify for and maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of the sum of (i) our “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally our ordinary income plus the excess, if any, of our realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

We are generally subject to a nondeductible 4% U.S. federal excise tax if we do not distribute to our shareholders in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires us to evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Our tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. We are additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both December 31, 2025 and December 31, 2024. We recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the year ended December 31, 2025, we did not incur any interest or penalties.

Prior to the Corporate Conversion, we were treated as a partnership for U.S. federal income tax purposes and incurred no U.S. federal, state, city, or foreign income tax liability on income earned during that period. Instead, each partner reported his or her share of the Company's income, capital gain/(loss) and credit on his or her own tax return. Consequently, no provision for income taxes had been recorded in the consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, (“ASU 2023-09”), Improvements to Income Tax Disclosures (Topic 740), which requires enhanced disclosures in connection with an entity's effective tax rate reconciliation and additional disclosures about income taxes paid. The ASU 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 effective December 31, 2025 and determined it has no material impact on its consolidated financial information at this time.

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

For purposes of the Advisory Agreement, gross assets means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, including assets purchased with borrowed amounts. For avoidance of doubt total assets does not include any undrawn Capital Commitments. For the first calendar quarter in which the Company had operations, gross assets were measured as the average of gross assets at the Initial Drawdown Date and at the end of such first calendar quarter. The Management Fee will be appropriately adjusted for any share issuances or repurchases during the applicable period. If an Exchange Listing occurs on a date other than the first day of a calendar quarter, the management fee will be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the Exchange Listing based on the number of days in such calendar quarter before and after the Exchange Listing.

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

The following table presents the related party fees, expenses and transactions for the years ended December 31, 2025, 2024 and 2023:

Related Party	Source Agreement & Description	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$40,220	$25,213	$11,535
Adviser	Advisory Agreement - income based incentive fee	47,218	33,244	16,950
Adviser	Advisory Agreement - board of directors' fees	310	277	310
Adviser	Advisory Agreement - capital gains incentive fee	(972)	5,359	—
Administrator	Administration Agreement - administration expense	3,700	3,850	1,862

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$6,345,127	$6,345,143	99.28%	$4,380,981	$4,375,355	96.61%
Second lien debt	30,132	30,116	0.47	89,589	89,485	1.98
Subordinated debt	1,437	1,481	0.02	990	990	0.02
Equity and Other Investments	12,369	14,314	0.23	63,397	63,234	1.39
Total investments	$6,389,065	$6,391,054	100.00%	$4,534,957	$4,529,064	100.00%

The industry composition of investments at fair value as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
Aerospace & Defense	4.26%	4.72%
Automotive	—	0.24
Banking, Finance, Insurance & Real Estate	7.28	6.82
Beverage, Food & Tobacco	3.26	0.46
Capital Equipment	2.16	3.23
Chemicals, Plastics & Rubber	1.88	1.50
Construction & Building	7.94	7.77
Consumer Goods: Durable	—	1.98
Consumer Goods: Non-durable	4.99	6.90
Containers, Packaging & Glass	1.43	1.72
Energy: Oil & Gas	—	0.05
Environmental Industries	0.33	0.40
Healthcare & Pharmaceuticals	8.77	6.53
High Tech Industries	8.19	4.66
Hotel, Gaming & Leisure	13.97	10.73
Media: Advertising, Printing & Publishing	6.50	2.60
Media: Broadcasting & Subscription	0.05	0.49
Media: Diversified & Production	2.41	1.68
Retail	—	1.92
Services: Business	15.35	18.38
Services: Consumer	7.70	8.84
Sovereign & Public Finance	—	1.11
Telecommunications	2.17	4.02
Transportation: Cargo	1.01	1.46
Transportation: Consumer	—	1.29
Wholesale	0.35	0.50
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$5,686,259	$5,668,402	88.69%	172.90%
Luxembourg	74,981	66,877	1.05	2.04
United Kingdom	345,908	353,014	5.52	10.77
Switzerland	142,294	161,779	2.53	4.93
Ireland	90,861	90,761	1.42	2.77
Australia	48,762	50,221	0.79	1.53
Total	$6,389,065	$6,391,054	100.00%	194.95%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,204,937	$4,209,632	92.95%	175.26%
Luxembourg	73,272	69,901	1.54	2.91
United Kingdom	256,748	249,531	5.51	10.39
Total	$4,534,957	$4,529,064	100.00%	188.56%

As of both December 31, 2025 and December 31, 2024, one investment in the portfolio was on non-accrual status.

As of December 31, 2025, on a fair value basis, approximately 99.2% of our performing debt investments bore interest at a floating rate and approximately 0.8% of our performing debt investments bore interest at a fixed rate.

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

The following tables present the open foreign currency forward contracts as of December 31, 2025 and December 31, 2024:

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
AUD	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 196	$127	$130	$(3)
AUD	March 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,287	$830	$859	$(29)
AUD	March 11, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,314	$848	$871	$(23)
AUD	April 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 193	$124	$128	$(4)
AUD	June 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,326	$856	$884	$(28)
AUD	June 11, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 79,323	$51,156	$52,451	$(1,295)
AUD	September 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,336	$863	$890	$(27)
AUD	October 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 196	$127	$130	$(3)
AUD	December 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,325	$855	$881	$(26)
GBP	January 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 60	$80	$81	$(1)

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 116	$153	$156	$(3)
GBP	March 18, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 76,442	$102,196	$102,986	$(790)
GBP	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 115	$154	$155	$(1)
GBP	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 114	$151	$153	$(2)
GBP	October 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 2,558	$3,381	$3,436	$(55)
GBP	January 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 2,398	$3,234	$3,231	$3
GBP	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,507	$4,707	$4,719	$(12)
GBP	March 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 117	$155	$157	$(2)
GBP	March 9, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 243	$325	$328	$(3)
GBP	March 18, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP (14,340)	$(19,261)	$(19,319)	$58
GBP	June 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 121	$162	$163	$(1)
GBP	June 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 119	$159	$162	$(3)
GBP	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,499	$4,712	$4,713	$(1)
GBP	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,446	$4,608	$4,630	$(22)
GBP	July 14, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,578	$4,655	$4,796	$(141)
GBP	July 15, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 2,557	$3,341	$3,435	$(94)
GBP	September 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 120	$160	$162	$(2)
GBP	September 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 5,120	$6,782	$6,876	$(94)
GBP	September 9, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 78,727	$105,132	$105,726	$(594)
GBP	December 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 118	$158	$160	$(2)

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CAD	January 6, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,306	$954	$952	$2
CAD	March 31, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,718	$1,268	$1,256	$12
CAD	June 30, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 76,721	$56,704	$56,309	$395
EUR	January 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 544	$638	$639	$(1)
EUR	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,083	$1,289	$1,291	$(2)
EUR	March 18, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 37,240	$43,954	$43,907	$47
EUR	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,064	$1,258	$1,260	$(2)
EUR	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,075	$1,286	$1,289	$(3)
EUR	October 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 28,828	$34,564	$34,659	$(95)
EUR	January 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,069	$1,255	$1,256	$(1)
EUR	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,576	$1,867	$1,880	$(13)
EUR	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,609	$1,918	$1,918	$—
EUR	March 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 444	$529	$531	$(2)
EUR	March 9, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 905	$1,064	$1,067	$(3)
EUR	June 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 453	$535	$536	$(1)

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	June 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 457	$546	$548	$(2)
EUR	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,605	$1,922	$1,924	$(2)
EUR	September 9, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 43,078	$51,680	$51,744	$(64)
EUR	September 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 452	$535	$536	$(1)
EUR	September 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 23,599	$28,244	$28,347	$(103)
EUR	December 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 447	$531	$533	$(2)
CHF	January 6, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CHF 1,082	$1,370	$1,366	$4
CHF	February 26, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 131,613	$158,188	$172,977	$(14,789)
CHF	February 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,895	$2,197	$2,405	$(208)
CHF	March 29, 2029	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 323	$417	$454	$(37)
CHF	March 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 325	$379	$415	$(36)
CHF	March 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	March 31, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	May 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,845	$2,159	$2,364	$(205)
CHF	June 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 329	$386	$423	$(37)

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CHF	June 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	June 30, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	August 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,906	$2,250	$2,463	$(213)
CHF	September 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$14	$(2)
CHF	September 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$395	$431	$(36)
CHF	September 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	November 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,928	$2,297	$2,513	$(216)
CHF	December 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$13	$14	$(1)
CHF	December 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$398	$435	$(37)
CHF	December 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
Total					$684,004	$702,864	$(18,860)

December 31, 2024
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	March 19, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 20,029	$25,407	$25,068	$338
GBP	July 14, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,578	$4,655	$4,479	$176
GBP	July 15, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 2,557	$3,341	$3,195	$146
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 80,000	$105,726	$100,128	$5,598
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 790	$1,024	$988	$36
GBP	July 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 988	$1,251	$1,235	$16
CAD	March 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,845	$1,354	$1,287	$67
CAD	March 31, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,718	$1,268	$1,216	$52
CAD	June 30, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,823	$1,340	$1,276	$63
CAD	June 30, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 76,721	$56,704	$54,480	$2,224
CAD	September 29, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,786	$1,315	$1,255	$60
CAD	December 31, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,719	$1,268	$1,213	$54
EUR	March 19, 2025	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 37,240	$39,318	$38,707	$611
Total					$243,971	$234,527	$9,441

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the years ended December 31, 2025, 2024 and 2023:

	Statement of Operations Location	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(6,868)	$3,137	$(2,076)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(28,302)	10,238	(461)
Net realized and unrealized gains on foreign currency forward contracts		$(35,170)	$13,375	$(2,537)

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

The following table presents the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of December 31, 2025 and December 31, 2024:

As of	Counterparty	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Assets Presented in the Statement of Financial Position	Collateral Received (1)	Net position of Derivative Assets and Collateral Received
December 31, 2025	Macquarie	$521	$(521)	$—	$—	$—

As of	Counterparty	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Liabilities Presented in the Statement of Financial Position	Collateral Pledged (1)	Net position of Derivative Liabilities and Pledged Collateral
December 31, 2025	Macquarie	$(19,381)	$521	$(18,860)	$—	$(18,860)

As of	Counterparty	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Assets Presented in the Statement of Financial Position	Collateral Pledged (1)	Net position of Derivative Assets and Collateral Received
December 31, 2024	Macquarie	$9,441	$—	$9,441	$—	$9,441
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

The Company may also enter into interest rate swap transactions from time to time to hedge fixed rate debt obligations to align with our predominantly floating rate portfolio. The Company designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. As of December 31, 2025, the counterparty to the Company's interest rate swaps was Goldman Sachs International for the Series F Notes and 2030 Notes, and JPMorgan Chase Bank, N.A. for the 2031 Notes. As of December 31, 2024, the counterparty to all of the Company's interest rate swaps was Goldman Sachs International. Certain information related to the Company's interest rate swap as of December 31, 2025 is presented below:

As of December 31, 2025
Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap	Series F Notes	7.11%	SOFR + 3.117%	5/20/2030	$165,000
Interest rate swap	2030 Notes	6.25%	SOFR + 2.4115%	5/31/2030	$500,000
Interest rate swap	2031 Notes	6.13%	SOFR + 2.715%	2/5/2031	$400,000

As a result of the Company's designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Company is required to fair value the hedging instruments and the related hedged items. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. For the year ended December 31, 2025 the interest rate swaps had a change in fair value of $8.9 million, which is offset within interest expense to the extent of the fair value change for the hedged risk on the Series F, 2030 Notes and 2031 Notes. For the years ended December 31, 2025 and December 31, 2024, the Company recognized no net change in realized or unrealized gains or losses on interest rate swaps not designated as hedging instruments in the Consolidated Statements of Operations. The balance sheet impact of fair valuing the interest rate swaps as of December 31, 2025 and December 31, 2024 is presented below:

As of December 31, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap (1)	$165,000	5/20/2030	$3,302	$—	Prepaid expenses and other assets
Interest rate swap (2)	$500,000	5/31/2030	$7,051	$—	Prepaid expenses and other assets
Interest rate swap (3)	$400,000	2/5/2031	$—	$(2,293)	Accrued expenses and other liabilities
(1)
The asset related to the fair value of the interest rate swaps was offset by a $3.3 million increase to the carrying value of the Series F Notes.
(2)
The asset related to the fair value of the interest rate swaps was offset by a $7.0 million increase to the carrying value of the 2030 Notes.
(3)
The liability related to the fair value of the interest rate swaps was offset by a $2.3 million decrease to the carrying value of the 2031 Notes.

As of December 31, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap (1)	$165,000	5/20/2030	$—	$(859)	Accrued expenses and other liabilities
(1)
The liability related to the fair value of the interest rate swaps was offset by a $0.9 million decrease to the carrying value of the Series F Notes.

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of December 31, 2025 and December 31, 2024, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$735,729	$5,609,414	$6,345,143
Second lien debt	—	11,959	18,157	30,116
Subordinated debt	—	—	1,481	1,481
Equity and Other Investments	—	—	14,314	14,314
Cash and cash equivalents	128,658	—	—	128,658
Total Portfolio Investments, Cash and Cash Equivalents	$128,658	$747,688	$5,643,366	$6,519,712
Percentage of total	1.97%	11.47%	86.56%	100.00%
Interest rate swaps	$—	$8,060	$—	$8,060
Foreign currency forward contracts	$—	$(18,860)	$—	$(18,860)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$720,868	$3,654,487	$4,375,355
Second lien debt	—	47,466	42,019	89,485
Subordinated debt	—	—	990	990
Equity and Other Investments	—	—	63,234	63,234
Cash and cash equivalents	109,302	—	—	109,302
Total Portfolio Investments, Cash and Cash Equivalents	$109,302	$768,334	$3,760,730	$4,638,366
Percentage of total	2.36%	16.56%	81.08%	100.00%
Interest rate swaps	$—	$(859)		$(859)
Foreign currency forward contracts	$—	$9,441	$—	$9,441

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the years ended December 31, 2025 and December 31, 2024,:

	For the Year Ended December 31, 2025
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$3,654,487	$42,019	$990	$63,234	$3,760,730
Purchase of investments (including PIK)	2,517,982	338	444	8,851	2,527,615
Proceeds from principal repayments and sales of investments	(668,742)	(24,250)	—	(60,052)	(753,044)
Amortization of premium/accretion of discount, net	15,493	141	3	(64)	15,573
Net realized gain (loss) on investments	13,063	407	—	237	13,707
Net change in unrealized appreciation (depreciation) on investments	24,214	(498)	44	2,108	25,868
Transfers to Level 3 (1)	52,917	—	—	—	52,917
Fair value, end of period	$5,609,414	$18,157	$1,481	$14,314	$5,643,366
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2025	$27,327	$(24)	$44	$2,090	$29,437
(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the year ended December 31, 2025, three investments were transferred from Level 2 to Level 3, as valuation coverage on level 2 investments decreased to less than two independent pricing services. For the year ended December 31, 2025, there were zero investments that were transferred from Level 3 to Level 2, as valuation coverage on level 3 investments did not drop below independent pricing service.

	For the Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$1,200,165	$130,876	$—	$27,892	$1,358,933
Purchase of investments (including PIK)	2,925,154	337	990	31,501	2,957,982
Proceeds from principal repayments and sales of investments	(438,236)	(88,699)	—	—	(526,935)
Amortization of premium/accretion of discount, net	9,013	332	—	50	9,395
Net realized gain (loss) on investments	5,786	1,537	—	—	7,323
Net change in unrealized appreciation (depreciation) on investments	2,435	(272)	—	3,791	5,954
Transfers out of Level 3 (1)	(52,465)	(46,886)	—	—	(99,351)
Transfers to Level 3 (1)	2,635	44,794	—	—	47,429
Fair value, end of period	$3,654,487	$42,019	$990	$63,234	$3,760,730
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2024	$3,789	$479	$—	$3,790	$8,058
(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the year ended December 31, 2024, four investments were transferred from Level 3 to Level 2, as valuation coverage on level 3 investments increased to more than one independent pricing service. For the year ended December 31, 2024, two investments were transferred from Level 2 to Level 3, as valuation coverage decreased to less than two independent pricing services.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$5,296,337	Market Yield Analysis	Market Yield Discount Rates	5.95%	16.79%	9.71%
	127,215	Recent Transaction	Transaction Price	96.50	98.02	96.87
	5,423,552
Second lien debt	18,157	Market Yield Analysis	Market Yield Discount Rates	12.07%	13.07%	12.57%
Subordinated debt	1,481	Market Yield Analysis	Market Yield Discount Rates	11.66%	13.78%	12.42%
Preferred equity	8,162	Market Yield Analysis	Market Yield Discount Rates	17.80%	18.80%	18.30%
	4,255	Recent Transaction	Transaction Price	32.08	100.00	87.58
	12,417
Warrants	1,896	Recent Transaction	Transaction Price	514.28	514.28	514.28
Total	$5,457,503

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$3,396,459	Market Yield Analysis	Market Yield Discount Rates	7.72%	16.69%	10.62%
	242,563	Recent Transaction	Transaction Price	98.00	99.25	98.18
	3,639,022
Second lien debt	42,019	Market Yield Analysis	Market Yield Discount Rates	10.45%	13.82%	11.95%
Subordinated debt	990	Recent Transaction	Transaction Price	99.00	99.00	99.00
Preferred equity	63,155	Market Yield Analysis	Market Yield Discount Rates	9.33%	9.33%	15.54%
		Black-Scholes	Volatility	34.20%	34.20%	34.20%
Warrants	79	Black-Scholes	Volatility	29.13%	29.13%	29.13%
Total	$3,745,265
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2025 and December 31, 2024, the Company had investments of this nature measured at fair value totaling $185.9 million and $15.5 million, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s variable interest Credit Facilities, which would be categorized as Level 3 investments within the fair value hierarchy, as of both December 31, 2025 and December 31, 2024, respectively, approximate their carrying value. The fair value of the Company's Series A Notes, Series C Notes, Series F Notes, and 2030 Notes (see Note 7. Borrowings) is based on vendor pricing received by the Company, which is considered a Level 3 input.

The following table presents the fair value of the Company’s Series A Notes, Series C Notes, Series F Notes, 2030 Notes, and 2031 Notes as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Outstanding Principal	Fair Value
Series A Notes	$69,000	$70,030
Series C Notes	116,000	119,993
Series F Notes	165,000	168,293
2030 Notes	500,000	507,012
2031 Notes	400,000	397,707
Total	$1,250,000	$1,263,035

	December 31, 2024
	Outstanding Principal	Fair Value
Series A Notes	$69,000	$68,914
Series C Notes	116,000	115,420
Series F Notes	165,000	164,175
Total	$350,000	$348,509

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

The Company’s outstanding debt obligations as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$474,000	$466,964	$76,000	10/30/2030
SPV II facility	795,000	727,000	716,705	68,000	9/18/2030
Collateralized loan obligations	390,000	390,000	387,006	—	10/15/2035
Revolving credit facility	670,000	160,000	154,792	510,000	11/19/2029
2030 Notes	500,000	500,000	497,343	—	5/31/2030
2031 Notes	400,000	400,000	388,406	—	2/5/2031
Series A Notes	69,000	69,000	68,464	—	8/7/2027
Series B Notes	75,000	75,000	74,417	—	8/7/2027
Series C Notes	116,000	116,000	114,782	—	8/7/2029
Series D Notes	75,000	75,000	74,213	—	8/7/2029
Series E Notes	50,000	50,000	49,539	—	5/20/2028
Series F Notes	165,000	165,000	166,513	—	5/20/2030
Series G Notes	50,000	50,000	49,461	—	5/20/2030
Total	$3,905,000	$3,251,000	$3,208,605	$654,000

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$503,000	$496,667	$47,000	4/8/2029
SPV II facility	595,000	537,000	531,322	58,000	8/15/2028
Collateralized loan obligations	390,000	390,000	386,697	—	10/15/2035
Revolving credit facility	450,000	150,000	144,890	300,000	11/19/2029
Loan repurchase obligations	52,043	52,043	52,043	—	2/21/2025
Series A Notes	69,000	69,000	68,128	—	8/7/2027
Series B Notes	75,000	75,000	74,052	—	8/7/2027
Series C Notes	116,000	116,000	114,444	—	8/7/2029
Series D Notes	75,000	75,000	73,994	—	8/7/2029
Series E Notes	50,000	50,000	49,356	—	5/20/2028
Series F Notes	165,000	165,000	161,978	—	5/20/2030
Series G Notes	50,000	50,000	49,344	—	5/20/2030
Total	$2,637,043	$2,232,043	$2,202,915	$405,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs, amortized original issue discount, and the fair value of any interest rate swap designated as a fair value hedge.
(2)
The unused portion is the amount upon which commitment fees are based, if any.

The components of interest expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Stated interest expense	$187,553	$141,050	$62,243
Unused/undrawn fees	1,008	711	624
Administration fees	1,434	1,392	1,222
Interest rate swap	2,875	—	—
Accretion of original issue discount	807	—	—
Amortization of deferred financing costs	7,418	4,650	2,117
Total interest expense	$201,095	$147,803	$66,206
Average borrowings	$2,776,963	$1,774,784	$804,401

Weighted average interest rate (1)	6.97%	8.07%	7.97%
Amortization of financing costs	0.27%	0.26%	0.26%
Total borrowing costs	7.24%	8.33%	8.23%

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

In connection with the October 30, 2025 amendment, advances under the SPV I facility bear interest at a per annum rate equal to the SOFR in effect, plus the applicable margin of 1.75% per annum. The period during which SPV I may make borrowings under the SPV I Facility was extended from April 8, 2027, to October 30, 2028. In addition, the scheduled maturity date of the SPV I Facility was extended from April 8, 2029, to October 30, 2030.

As of both December 31, 2025 and December 31, 2024, respectively, the Company was in compliance with all covenants associated with the SPV I Facility.

SPV II Facility

On August 15, 2023, SPV II, entered into a Loan and Security Agreement (together with the exhibits and schedules thereto, and as amended from time to time, the “Loan and Security Agreement”) with Citizens Bank, N.A. as lender and administrative agent, the Company as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (the “SPV II Facility”).

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

In connection with the September 8, 2023 amendment, the maximum commitment amount of the SPV II Facility increased from $370 million to $445 million. Subsequently, in connection with the March 21, 2024, April 18, 2024, and November 26, 2025 amendments, the maximum commitment amount of the SPV II Facility increased from $445 million, to $495 million, $595 million, and $795 million, respectively. Proceeds from borrowings under the SPV II Facility may be used to fund portfolio investments by SPV II. Prior to the September 18, 2025 amendment, the period during which SPV II could make borrowings under the SPV II Facility was scheduled to expire on August 15, 2026, and the SPV II Facility was scheduled to mature on August 15, 2028.

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

As of both December 31, 2025 and December 31, 2024, respectively, the Company was in compliance with all covenants associated with the SPV II Facility.

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

As of December 31, 2025, the Company had no outstanding Repurchase Obligations.

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

Interest on the Series A Notes and the Series C Notes shall be payable semi-annually on February 7 and August 7, and interest on the Series B Notes and Series D Notes shall be payable quarterly on February 7, May 7, August 7, and November 7. The Series A Notes and the Series B Notes shall be redeemable in whole or in part at the option of the Company at any time or from time to time prior to August 7, 2027, at a redemption price of 100% of the outstanding principal amount of the Initial Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon and the Make-Whole Amount (as defined in the Note Purchase Agreement), and thereafter at par, upon not less than 10 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof. The Series C Notes and the Series D Notes shall be redeemable in whole or in part at the option of the Company at any time or from time to time prior to August 7, 2029, at a redemption price of 100% of the outstanding principal amount of the Initial Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon and the Make-Whole Amount (as defined in the Note Purchase Agreement), and thereafter at par, upon not less than 10 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

Interest on the Series F Notes shall be payable semi-annually on February 7 and August 7, and interest on the Series E Notes and Series G Notes shall be payable quarterly on February 7, May 7, August 7, and November 7. The Series E Notes shall be redeemable in whole or in part at the option of the Company at any time or from time to time prior to May 20, 2028, at a redemption price of 100% of the outstanding principal amount of the Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon and the Make-Whole Amount (as defined in the Note Purchase Agreement II), and thereafter at par, upon not less than 10 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof. The Series F Notes and the Series G Notes shall be redeemable in whole or in part at the option of the Company at any time or from time to time prior to May 20, 2030, at a redemption price of 100% of the outstanding principal amount of the Notes to be redeemed plus accrued and unpaid interest payments otherwise payable thereon and the Make-Whole Amount (as defined in the Note Purchase Agreement II), and thereafter at par, upon not less than 10 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

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

The Note Purchase Agreement II contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as: (i) information reporting, (ii) maintenance of the Company’s status as a BDC within the meaning of the Investment Company Act of 1940, as amended, (iii) a minimum consolidated net worth of $1,130,000,000, (iv) a minimum asset coverage ratio of 1.50 to 1.00, and (v) maintenance of a Debt Rating (as defined in the Note Purchase Agreement II) for each series of Notes from an acceptable rating agency.

The Note Purchase Agreement II also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.

On April 2, 2025, the Company and U.S. Bank Trust Company, National Association (the “Trustee”), entered into an Indenture, dated April 2, 2025, between the Company and the Trustee (the “Base Indenture”) and a First Supplemental Indenture, dated April 2, 2025, between the Company and the Trustee (the “First Supplemental Indenture”). The First Supplemental Indenture relates to the Company’s issuance, offer and sale of $500,000,000 aggregate principal amount of its 6.250% notes due 2030 (the “2030 Notes”).

The 2030 Notes will mature on May 31, 2030, and may be redeemed in whole or in part at the Company’s option at any time at the redemption price set forth in the First Supplemental Indenture. The 2030 Notes bear interest at a rate of 6.250% per year payable semiannually on May 31 and November 30 of each year. The 2030 Notes are direct unsecured obligations of the Company.

In connection with the offering of the 2030 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which predominately consists of floating rate loans. The notional amount of the interest rate swap was $500,000,000 maturing on May 31, 2030, which aligns with the maturity date of the 2030 Notes. The Company shall receive fixed rate interest semi-annually at 6.250% and pay variable rate interest semi-annually based on 3-month SOFR plus 2.4115%.

On December 5, 2025, the Company and the Trustee entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Base Indenture. The Second Supplemental Indenture relates to the Company’s issuance, offer and sale of $400,000,000 aggregate principal amount of its 6.125% notes due 2031 (the “2031 Notes”).

The 2031 Notes will mature on February 5, 2031, and may be redeemed in whole or in part at the Company’s option at any time at the redemption price set forth in the Second Supplemental Indenture. The 2031 Notes bear interest at a rate of 6.125% per year payable semiannually on February 5 and August 5 of each year, commencing on August 5, 2026. The 2031 Notes are direct unsecured obligations of the Company.

In connection with the offering of the 2031 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which predominately consists of floating rate loans. The notional amount of the interest rate swap was $400,000,000 maturing on February 5, 2031, which aligns with the maturity date of the 2031 Notes. The Company shall receive fixed rate interest semi-annually at 6.125% and pay variable rate interest semi-annually based on 3-month SOFR plus 2.715%.

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

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2025 and December 31, 2024, the Company’s unfunded commitments consisted of the following:

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
7Ridge Investments	Delayed Draw	7/7/2026	$11,119	$35
Agrofresh	Revolver	3/31/2029	5,581	(67)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(106)
AmerSpirit FL LLC	Delayed Draw	8/15/2027	24,204	(336)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(99)
Best Trash LLC	Delayed Draw	10/10/2026	25,000	(115)
Best Trash LLC	Revolver	7/10/2031	6,060	(58)
Boasso Global	Revolver	7/1/2026	5,729	(132)
Brown & Root	Revolver	10/3/2030	20,060	(286)
Cadogan Tate	Delayed Draw	10/31/2026	54,091	(274)
Cadogan Tate	Revolver	10/31/2031	12,500	(157)
Carevet LLC	Delayed Draw	6/18/2026	8,201	(47)
Carevet LLC	Delayed Draw	6/18/2026	12,078	173
Carevet LLC	Revolver	6/18/2029	6,600	(46)
Clubcorp Holdings Inc.	Delayed Draw	7/10/2027	9,600	(62)
Clubcorp Holdings Inc.	Revolver	7/10/2031	16,000	(221)
Confluent Holdings LLC	Delayed Draw	7/2/2026	9,915	39
Red Fox CD Acquisition Corp.	Delayed Draw	11/21/2026	30,940	(540)
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	3/31/2026	10,168	8
Disa Holdings Corp.	Delayed Draw	3/1/2026	354	(1)
Disa Holdings Corp.	Revolver	9/9/2028	3,055	(28)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(204)
FEG, Inc.	Revolver	5/10/2030	15,000	(219)
Foundation Risk Partners	Delayed Draw	2/26/2027	4,872	(9)
Foundation Risk Partners	Revolver	10/29/2029	4,003	-
Four Winds Interactive LLC	Delayed Draw	2/20/2027	2,903	(19)
Four Winds Interactive LLC	Revolver	2/20/2030	1,935	(32)
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,024	-
Fullsteam	Delayed Draw	8/8/2027	8,077	(25)
Fullsteam	Revolver	8/8/2031	2,692	(25)
Great Day Improvements LLC	Revolver	6/13/2030	11,200	(167)
Healthco Investment LTD	Delayed Draw	2/19/2029	6,738	(61)
Highgate Hotels, L.P.	Revolver	11/3/2029	12,500	(245)
Highgate Hotels, L.P.	Delayed Draw	12/9/2027	25,000	(240)
Hotel Equities Group, LLC	Revolver	1/22/2029	7,100	(87)
Inframark	Delayed Draw	7/31/2026	1,234	4
Inspired Pet Nutrition	Delayed Draw	9/1/2028	4,044	(26)
K1 Speed Inc.	Delayed Draw	1/2/2026	2,429	(35)
Learnosity	Revolver	1/15/2031	7,500	(79)
Legends Hospitality	Delayed Draw	8/22/2026	638	(4)
Legends Hospitality	Revolver	8/22/2030	5,063	(79)
Ligado Networks LLC	Delayed Draw	12/31/2026	1,726	(337)
Maxar Technologies Inc.	Revolver	5/3/2029	5,316	-
Natural Partners, Inc.	Revolver	3/15/2028	6,563	(58)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(42)
PetVet Care Centers	Revolver	11/15/2029	6,283	(543)

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Pharmalogic Holdings Corp	Delayed Draw	6/21/2026	20,202	(75)
RPX Corporation	Revolver	8/2/2030	6,122	(61)
S.A.F.E. Management	Delayed Draw	11/24/2028	12,000	2
S.A.F.E. Management	Delayed Draw	2/24/2026	20,320	3
S.A.F.E. Management	Delayed Draw	5/24/2027	13,000	2
S.A.F.E. Management	Revolver	11/24/2031	2,383	(23)
S.A.F.E. Management	Capital Commitment	11/24/2031	1,522	-
Sandlot Baseball Borrower Co.	Delayed Draw	6/5/2026	21,933	35
Sandlot Baseball Borrower Co.	Revolver	12/27/2028	10,000	-
Sky Merger Sub, LLC	Delayed Draw	5/28/2026	12,500	99
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(426)
Solvias AG	Revolver	2/27/2030	22,711	(472)
Spartan College LLC	Delayed Draw	9/25/2026	10,070	38
St. Croix	Revolver	10/24/2032	8,573	(83)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(94)
Systems Planning and Analysis, Inc.	Delayed Draw	6/6/2027	4,712	(11)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,669	(27)
Townsend	Revolver	8/1/2030	2,500	(54)
Trillium FlowControl	Delayed Draw	6/20/2026	3,667	(16)
Trillium FlowControl	Revolver	12/20/2029	3,000	(18)
USA Debusk LLC	Delayed Draw	4/30/2026	5,115	(10)
USA Debusk LLC	Revolver	4/30/2030	1,183	(11)
Total Unfunded Commitments			$679,658	$(6,054)

December 31, 2024
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ALF Finance	Delayed Draw	12/10/2029	$29,000	$3
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(127)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(124)
Best Trash LLC	Delayed Draw	7/10/2031	16,250	(88)
Best Trash LLC	Revolver	7/10/2031	6,060	(71)
Boasso Global	Delayed Draw	7/1/2028	1,175	15
Boasso Global	Delayed Draw	7/1/2028	4,038	12
Boasso Global	Revolver	7/1/2026	6,250	(11)
Cadogan Tate	Delayed Draw	10/31/2031	59,500	(425)
Cadogan Tate	Revolver	10/31/2031	18,700	(274)
Carevet LLC	Delayed Draw	6/18/2029	19,800	(354)
Carevet LLC	Delayed Draw	6/18/2029	33,000	71
Carevet LLC	Revolver	6/18/2029	6,600	(59)
Confluent Holdings LLC	Delayed Draw	3/28/2029	4,318	20
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	8/29/2029	26,094	15
DFS Holding Company	Delayed Draw	1/31/2029	3,000	(17)
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(51)
Disa Holdings Corp.	Delayed Draw	9/9/2028	11,063	(53)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(257)
Faraday Buyer, LLC	Delayed Draw	10/10/2028	3,514	(19)
FEG, Inc.	Revolver	5/10/2030	15,000	(268)
Foundation Risk Partners	Delayed Draw	10/29/2030	4,898	13
Foundation Risk Partners	Revolver	10/29/2029	1,589	(4)
Foundation Risk Partners	Revolver	10/29/2029	3,748	(8)
Frontgrade Technologies Inc.	Revolver	1/9/2028	8,263	—
Great Day Improvements LLC	Revolver	6/13/2030	14,000	(254)
Highgate Hotels, L.P.	Revolver	11/3/2029	12,500	—
Hotel Equities Group, LLC	Revolver	1/22/2029	10,000	(162)
Inframark	Delayed Draw	7/31/2031	3,364	(15)
K1 Speed Inc.	Delayed Draw	1/2/2029	3,643	(70)
Legends Hospitality	Delayed Draw	8/22/2031	3,750	(34)
Legends Hospitality	Revolver	8/22/2031	6,750	(128)
Maxar Technologies Inc.	Revolver	5/3/2029	8,417	-
Natural Partners, Inc.	Revolver	11/29/2027	6,563	(122)
Neptune Platform Buyer, LLC	Delayed Draw	1/19/2031	1,544	(8)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(54)
PetVet Care Centers	Delayed Draw	11/15/2030	6,981	61
PetVet Care Centers	Revolver	11/15/2029	6,981	(66)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2030	25,253	(156)
Red Fox CD Acquisition Corp.	Delayed Draw	3/4/2030	7,364	(127)
RPX Corporation	Revolver	8/2/2030	6,122	(85)
Sandlot Baseball Borrower Co.	Delayed Draw	12/27/2028	13,800	56
Sky Merger Sub, LLC	Delayed Draw	5/28/2029	12,500	37
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(551)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(120)
Systems Planning and Analysis, Inc.	Delayed Draw	8/16/2027	42,286	(59)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	5,827	(52)
TIC Bidco LTD	Delayed Draw	6/16/2031	1,577	(9)
Townsend	Revolver	8/1/2029	2,500	(69)
Trillium FlowControl	Delayed Draw	12/20/2029	3,667	(27)
Trillium FlowControl	Revolver	12/20/2029	3,000	(22)
USA Debusk LLC	Delayed Draw	4/30/2031	5,420	(33)
USA Debusk LLC	Revolver	4/30/2030	1,603	(21)
Total Unfunded Commitments			$574,819	$(4,151)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both December 31, 2025 and December 31, 2024, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

The Company has the authority to issue up to 200,000,000 shares of stock, which are classified as common stock, par value $0.001 per share. The Company previously issued 250 shares of preferred stock, par value $0.001 per share, which were previously designated the “12.0% Series A Cumulative Non-Voting Preferred Stock”. All preferred shares were redeemed effective December 15, 2025. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of December 31, 2025, the Company had received Capital Commitments totaling approximately $3.5 billion ($589.4 million remaining undrawn).

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements as of December 31, 2025:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
March 8, 2023	2,601,909	$60,000
April 21, 2023	4,446,421	$100,000
August 8, 2023	3,225,807	$75,000
December 29, 2023	4,310,345	$100,000
March 27, 2024	9,449,812	$225,000
June 5, 2024	16,366,612	$400,000
July 10, 2024	4,163,197	$100,000
September 27, 2024	14,553,015	$350,000
October 31, 2024	10,300,783	$250,000
September 4, 2025	12,437,811	$300,000
October 24, 2025	8,371,704	$200,000
November 7, 2025	12,494,793	$300,000
Total	123,010,182	$2,949,988

Distributions

The Company declared the following distributions for the years ended December 31, 2025 and December 31, 2024:

Date Declared	Record Date	Payment Date	Regular Distribution	Special Distribution	Per Share Amount	Total Amount
For Calendar Year 2025
March 4, 2025	March 13, 2025	March 27, 2025	$0.65	$—	$0.65	$65,397
May 12, 2025	June 13, 2025	June 27, 2025	$0.65	$0.02	$0.67	$68,452
August 11, 2025	September 12, 2025	September 26, 2025	$0.65	$—	$0.65	$75,553
December 16, 2025	December 16, 2025	December 29, 2025	$0.57	$—	$0.57	$78,465
					$2.54	$287,867
For Calendar Year 2024
March 6, 2024	March 15, 2024	March 28, 2024	$0.65	$—	$0.65	$26,182
May 8, 2024	June 14, 2024	June 27, 2024	$0.65	$0.08	$0.73	$48,879
August 12, 2024	September 13, 2024	September 27, 2024	$0.65	$0.02	$0.67	$48,486
November 4, 2024	December 13, 2024	December 27, 2024	$0.65	$0.02	$0.67	$65,929
December 20, 2024	December 20, 2024	December 27, 2024	$—	$0.28	$0.28	$27,552
					$3.00	$217,028

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

The following table summarizes the DRP Shares issued to shareholders who have “opted in” to the DRP as of December 31, 2025 and the value of such Shares as of the payment dates:

Payment Date	DRP Shares Issued	DRP Shares Value
April 15, 2022	286,055	$7,200
July 15, 2022	373,593	$9,321
October 17, 2022	377,076	$8,646
December 30, 2022	801,437	$18,056
April 17, 2023	637,800	$13,892
June 28, 2023	754,571	$16,789
September 28, 2023	828,460	$18,945
December 28, 2023	1,347,765	$31,456
March 28, 2024	861,529	$20,039
June 27, 2024	1,246,983	$29,653
September 27, 2024	1,179,974	$28,260
December 27, 2024	2,210,389	$53,204
March 27, 2025	1,555,293	$37,125
June 27, 2025	1,630,752	$38,877
September 26, 2025	555,901	$13,158
December 29, 2025	586,516	$13,900
	15,234,094	$358,521

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per Share during the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net increase in net assets resulting from operations	$262,059	$225,308	$135,676
Weighted average shares outstanding	110,291,031	66,018,618	29,738,420
Earnings per share	$2.38	$3.41	$4.56

Note 11. Taxable/Distributable Income

The tax character of distributions for the years ended December 31, 2025, 2024 and 2023 were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Ordinary income (including net short-term capital gains)	$254,641	$203,192	$94,428
Capital gains	23,369	13,926	2,342
Return of capital	9,943	—	—
Total taxable distributions	$287,953	$217,118	$96,770

The components of Accumulated Earnings (Losses) on a tax basis for the years ended December 31, 2025, 2024 and 2023 were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Undistributed ordinary income - net	$—	$10,941	$—
Undistributed long-term capital gains	—	2,336	—
Total undistributed earnings	—	13,277	—
Capital loss carryforward	—	—	—
Unrealized earnings (losses) - net	(25,535)	(3,452)	(13,859)
Timing differences	2,363	(3,880)	(1,484)
Total accumulated earnings (losses) - net	$(23,172)	$(7,332)	$(15,343)

For the years ended December 31, 2025, 2024 and 2023 the Company made the following reclassifications of permanent book to tax basis differences:

	December 31, 2025	December 31, 2024	December 31, 2023
Paid-in capital in excess of par value	$(111)	$179	$773
Net distributable earnings (accumulated losses)	$111	$(179)	$(773)

The following table reconciles net decrease in net assets resulting from operations to total taxable income and gains available for distributions for the years ended December 31, 2025, 2024 and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Net increase (decrease) in net assets resulting from operations	$262,059	$225,308	$135,676
Net change in unrealized appreciation (depreciation)	20,390	(16,107)	(37,095)
Unearned performance-based incentive fee on unrealized gains	(972)	5,359	—
Basis adjustment for corporate conversion	84	(256)	(795)
Post October loss deferral	12,096	(1,461)	(1,043)
Other book-tax differences	(28,918)	17,552	27
Total taxable / distributable income	$264,739	$230,395	$96,770

The Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes for the years ended December 31, 2025, 2024 and 2023 were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Tax cost	$6,396,023	$4,542,474	$2,209,358
Gross unrealized appreciation	46,209	19,858	19,035
Gross unrealized depreciation	(51,179)	(33,268)	(31,340)
Investments at Fair Value	$6,391,054	$4,529,064	$2,197,053

The difference between GAAP-basis tax basis unrealized gains (losses) on our investments is attributable primarily to tax basis significant modifications and a step-up in the cost basis of our investments that happened during the corporate conversion. The net tax unrealized appreciation (depreciation) on investments is $(5.0) million and $(13.4) million as of December 31, 2025 and December 31, 2024, respectively.

Tax Information

During the year ended December 31, 2025, the Company designated approximately 90.82% of its distributions from net investment income as interest related dividends pursuant to Section 871(k) of the Code.

During the year ended December 31, 2025, the Company designated 99.14% of the dividends paid from net investment company taxable income as Section 163(j) Interest Dividends.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $23.4 million, as capital gain dividends paid during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company designated $2.7 million as short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2025, the Company designated approximately $9.9 million of distributions as return of capital for federal income tax purposes.

Note 12. Financial Highlights

The following are the financial highlights for the years ended December 31, 2025, 2024, 2023, 2022 and for the period ended December 31, 2021:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022	Period Ended December 31, 2021 (1)
Per Share Data:
Net assets, beginning of period	$23.87	$23.26	$21.78	$25.17	$—
Net investment income (2)	2.43	2.77	3.23	2.70	0.02
Net realized gain (loss) (2)	0.13	0.40	0.08	0.24	0.01
Net change in unrealized appreciation (depreciation) (3)	(0.18)	0.45	1.28	(3.52)	0.14
Net increase in net assets resulting from operations	2.38	3.62	4.59	(0.58)	0.17
Distributions declared from distributable earnings (4)	(2.45)	(3.00)	(3.09)	(2.88)	—
Distributions from return of capital (4)	(0.09)	—	—	—	—
Other (3)	—	—	—	—	25.00
Issuance of shares in connection with our DRP program	0.00	(0.01)	(0.02)	0.07	—
Total increase (decrease) in net assets	(0.16)	0.61	1.48	(3.39)	25.17
Net assets, end of period	$23.71	$23.87	$23.26	$21.78	$25.17
Shares outstanding, end of period	138,244,276	100,611,506	40,279,212	22,126,135	12,000,000
Total return based on NAV (5)	10.39%	16.16%	22.10%	(2.46)%	0.68%
Ratios:
Expenses to average net assets (6)	11.33%	13.38%	14.47%	11.28%	11.74%
Net investment income to average net assets (6)	10.06%	11.03%	13.83%	10.77%	6.71%
Portfolio turnover rate (7)	24.41%	35.81%	25.93%	32.49%	0.36%
Supplemental Data:
Net assets, end of period	$3,278,352	$2,401,934	$937,586	$481,846	$301,998
Total capital commitments, end of period	$3,539,354	$2,606,788	$1,444,678	$1,052,600	$800,000
Ratios of total contributed capital to total committed capital, end of period	83.35%	82.48%	57.11%	46.55%	37.50%
Average debt outstanding	$2,776,963	$1,774,784	$804,401	$482,333	$410,000
Asset coverage ratio (8)	200.8%	207.6%	181.7%	189.7%	173.7%

(1)
The Company was initially capitalized and commenced operations on December 21, 2021.
(2)
The per share data was derived by using the weighted average shares outstanding during the period.
(3)
The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

Note 13. Subsequent Events

The Company’s management evaluated subsequent events through the date of March 25, 2026, the date that the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the three and twelve months ended December 31, 2025 other than those set forth below:

Subsequent to December 31, 2025, the Company invested in the senior secured loans of Kite UK BidCo Limited, True Talent Advisory Borrower, LLC, CargoTuff Buyer, LLC, and Tequilas Premium, Inc.

On March 9, 2026, the board of directors of the Company declared a regular distribution to common stockholders in the amount of $0.57 per share. The distributions will be payable on March 27, 2026 to common stockholders of record as of March 13, 2026.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

c)
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

a)
None.
b)
For the fiscal quarter ended December 31, 2025, neither the Company nor any director or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III.

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Shareholders with the SEC, pursuant to Regulation 14A, within 120 days after the end of our fiscal year-end, which was December 31, 2025. Accordingly, information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference herein.

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2026 annual meeting of shareholders (the “Proxy Statement”). The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Part IV.

Item 15. Exhibits and Consolidated Financial Statement Schedules.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation effective as of January 1, 2022 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
3.2	Amended and Restated By Laws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 10 (File No. 000-56375) filed on March 3, 2022)
3.3	Articles Supplementary for 12.0% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2023)
3.4	Articles of Amendment, dated November 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2024)
3.5	Articles of Amendment, dated November 3, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 16, 2025)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 25, 2024)
4.2

Indenture, dated as of April 2, 2025, by and between MSD Investment Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 2, 2025)

4.3

First Supplemental Indenture, dated as of April 2, 2025, relating to the 6.250% Notes due 2030, between MSD Investment Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 2, 2025)

4.4	Form of 6.250% Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on April 2, 2025)
4.5

Registration Rights Agreement, dated as of April 2, 2025, relating to the 6.250% Notes due 2030 by and among J.P. Morgan Securities LLC, Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., SMBC Nikko Securities America, Inc. and TCBI Securities, Inc. doing business as Texas Capital Securities (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on April 2, 2025)

4.6

Second Supplemental Indenture, dated as of December 5, 2025, relating to the 6.125% Notes due 2031, between MSD Investment Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 5, 2025)

4.7	Form of 6.125% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 5, 2025)
4.8

Registration Rights Agreement, dated as of December 5, 2025, relating to the 6.125% Notes due 2031 by and among MSD Investment Corp. and J.P. Morgan Securities LLC, Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., RBC Capital Markets, LLC and SMBC Nikko Securities America, Inc. (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on December 5, 2025)

10.1

Investment Advisory Agreement between the Company and the Adviser dated November 24, 2021 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

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
10.8

Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.9

Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.10

Amendment No.1 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on March 23, 2023)

10.11

Amendment No. 2 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 23, 2023)

10.12

Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.13

First Amendment to the Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 25, 2024)

10.14

Loan and Security Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank, N.A. as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2023).

10.15

Amendment No. 1 to Loan and Security Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank, N.A. as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 9, 2023).

10.16

Indenture, dated as of November 15, 2023, by and between MSD BDC CLO I, LLC and U.S. Bank Trust Company, National Association. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 25, 2024)

10.17

Collateral Management Agreement, dated November 15, 2023, by and between MSD BDC CLO I, LLC and MSD Partners, L.P. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 25, 2024)

10.18

Master Transfer Agreement, dated as of November 15, 2023, by and between MSD Investment Corp., as seller, and MSD BDC CLO I, LLC, as purchaser. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 25, 2024)

10.19

Amendment No. 2 to the Loan and Security Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.19 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.20

Amendment No. 4 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC, as borrower, the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, Deutsche Bank AG, New York Branch as facility agent, U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian (incorporated by reference to Exhibit 10.20 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.21

Amendment No. 3 to the Loan and Security Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.22

Note Purchase Agreement, dated August 7, 2024, by and between MSD Investment Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q filed on August 14, 2024)

10.23

Note Purchase Agreement, dated November 20, 2024, by and between MSD Investment Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2024)

10.24

Senior Secured Credit Agreement by and among MSD Investment Corp., as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 26, 2024)

10.25

Commitment Increase Agreement by and among MSD Investment Corp., as borrower, Royal Bank of Canada, Deutsche Bank AG, New York Branch, and U.S. Bank National Association, as the assuming lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 4, 2025)

10.26

Amendment No. 4 to the Loan and Servicing Agreement, dated September 18, 2025, by and among MSD Investment Corp., as collateral manager, MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as lender and administrative agent, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.26 of the Quarterly Report on Form 10-Q filed on November 14, 2025)

10.27

Commitment Increase Agreement by and among MSD Investment Corp., as borrower, BNP Paribas as the assuming lender, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2025)

10.28

Amendment No. 6 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC, as borrower, the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, Deutsche Bank AG, New York Branch as facility agent, U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian (incorporated by reference to Exhibit 10.28 of the Quarterly Report on Form 10-Q filed on November 14, 2025)

10.29

Amendment No. 5 to the Loan and Security Agreement, dated as of November 26, 2025, by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian*

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

MSD Investment Corp.

Date:	March 25, 2026	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	March 25, 2026	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Platek		March 25, 2026
Robert Platek	Chief Executive Officer

/s/ Brian S. Williams		March 25, 2026
Brian S. Williams	Chief Financial Officer & Treasurer

/s/ James Chapman		March 25, 2026
James Chapman	Director

/s/ Louisa Rodriguez		March 25, 2026
Louisa Rodriguez	Director

/s/ Jessica Whitt		March 25, 2026
Jessica Whitt	Director