Form 10-Q
period 2026-03-31
MSD Investment Corp.
filed 2026-05-14
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 13, 2026 was 138,831,332.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company. In addition to the other information set forth in this report, you should carefully consider the risk factors set forth in our most recent Annual Report on Form 10-K filed with the SEC on March 26, 2026, which is accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results.

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$6,824,822	$6,391,054
Cash and cash equivalents	126,668	128,658
Restricted cash	16,170	3,160
Interest and dividends receivable	36,183	28,665
Principal receivable	2,519	20,809
Prepaid expenses and other assets	5,650	18,104
Total assets	$7,012,012	$6,590,450

LIABILITIES
SPV I facility	$485,000	$474,000
SPV II facility	712,000	727,000
Collateralized loan obligations	390,000	390,000
Unsecured Notes	1,492,633	1,499,425
Revolving credit facility	580,000	160,000
Deferred financing costs net of accumulated amortization	(39,488)	(41,820)
Total debt, net of financing costs	3,620,145	3,208,605
Payable for investments purchased	18,172	12,627
Interest payable	45,331	34,977
Income based incentive fee payable	13,734	13,369
Management fees payable	12,495	11,777
Capital gains incentive fee payable	1,391	4,386
Accrued expenses and other liabilities	13,577	3,261
Accrued professional fees	1,006	840
Due to affiliates	3,500	2,625
Financing costs payable	771	771
Unrealized depreciation on forward contracts	7,567	18,860
Total liabilities	$3,737,689	$3,312,098
Commitments and contingencies (Note 8)
NET ASSETS
Preferred Stock, par value $0.001 (0 and 250 shares authorized and outstanding, respectively) (2)	$—	$—
Paid-in capital in excess of par value of Preferred Stock	—	—
Common stock, par value $0.001 (200,000,000 shares authorized, 138,831,332 and 138,244,276 shares issued and outstanding, respectively)	139	138
Paid-in capital in excess of par value	3,315,303	3,301,386
Distributable earnings (accumulated losses)	(41,119)	(23,172)
Total net assets	$3,274,323	$3,278,352
Net asset value per common share	$23.58	$23.71

(1)
Non-controlled/non-affiliated investments at amortized cost $6,865,873 and $6,389,065 as of March 31, 2026 and December 31, 2025, respectively.
(2)
Preferred Stock par value for December 31, 2025 is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$159,697	$119,989
Dividend Income	338	1,015
Payment-in-kind interest income	3,652	7,968
Payment-in-kind dividend income	—	1,208
Other income	875	3,093
Total investment income	164,562	133,273
Expenses:
Interest expense	56,854	44,231
Income based incentive fee	13,734	11,432
Management fees	12,495	8,966
Administration expense	1,512	1,513
Capital gains incentive fee	(2,995)	(443)
Professional fees	1,313	1,388
Custody expense	416	305
General and other expenses	264	529
Board of directors’ fee	120	78
Organization and offering costs	—	18
Transfer agency fees	30	33
Total expenses	83,743	68,050
Net investment income (loss)	80,819	65,223

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	10,591	406
Foreign currency forward contracts	(316)	(1,868)
Foreign currency transactions	1,572	(377)
Net realized gain (loss)	11,847	(1,839)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(43,042)	4,195
Foreign currency forward contracts	11,294	(5,328)
Foreign currency transactions	(66)	20
Net change in unrealized appreciation (depreciation)	(31,814)	(1,113)
Net realized and unrealized gain (loss)	(19,967)	(2,952)
Net increase (decrease) in net assets resulting from operations	$60,852	$62,271

Preferred Stock Dividends	—	(23)
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$60,852	$62,248

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.58	$0.65
Earnings per share (basic and diluted)	$0.44	$0.62
Distributions declared per common share	$0.57	$0.65
Weighted average shares outstanding (basic and diluted)	138,276,532	100,696,962

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except shares)

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2025	—	$—	138,244,276	$138	$3,301,386	$(23,172)	$3,278,352
Operations:
Net investment income	—	—	—	—	—	80,819	80,819
Net realized gain (loss)	—	—	—	—	—	11,847	11,847
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(31,814)	(31,814)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	60,852	60,852
Shareholder distributions:
From distributable earnings	—	—	—	—	—	(78,799)	(78,799)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(78,799)	(78,799)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	587,056	1	13,917	—	13,918
Issuance of shares	—	—	—	—	—	—	—
Net increase (decrease) for the period	—	—	587,056	1	13,917	(17,947)	(4,029)
Balance, March 31, 2026	—	$—	138,831,332	$139	$3,315,303	$(41,119)	$3,274,323

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2024	250	$—	100,611,506	$101	$2,409,165	$(7,332)	$2,401,934
Operations:
Net investment income	—	—	—	—	—	65,223	65,223
Net realized gain (loss)	—	—	—	—	—	(1,839)	(1,839)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(1,113)	(1,113)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	62,271	62,271
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(65,420)	(65,420)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(65,420)	(65,420)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	1,555,293	1	37,124	—	37,125
Issuance of common shares	—	—	—	—	—	—	—
Net increase (decrease) for the period	—	—	1,555,293	1	37,124	(3,149)	33,976
Balance, March 31, 2025	250	$—	102,166,799	$102	$2,446,289	$(10,481)	$2,435,910

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except shares)

	For the Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$60,852	$62,271
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(3,652)	(9,176)
Net accretion of discount and amortization of premium	(7,485)	(6,366)
Proceeds from sale of investments and principal repayments	381,912	196,466
Purchases of investments	(836,993)	(590,330)
Net realized (gains) losses on investments	(10,591)	(406)
Net change in unrealized (appreciation) depreciation on investments	43,042	(4,195)
Net receipt of settlement of derivatives	(316)	(1,868)
Net realized (gains) losses on derivatives	316	1,868
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(11,294)	5,328
Amortization of deferred financing costs	2,332	1,396
Amortization of discount on debt	420	—
(Increase) decrease in operating assets:
Interest and dividends receivable	(7,518)	1,770
Principal receivable	18,290	(2,954)
Prepaid expenses and other assets	7,745	(1,936)
Increase (decrease) in operating liabilities:
Due to affiliates	875	1,075
Payable for investments purchased	5,545	(19,113)
Management fees payable	718	903
Income based incentive fee payable	365	1,034
Capital gains incentive fee payable	(2,995)	(443)
Interest payable	10,354	(1,311)
Accrued professional fees	166	(130)
Accrued expenses and other liabilities	7,813	2,329
Net cash provided by (used in) operating activities	(340,099)	(363,788)
Cash flow from financing activities
Debt borrowings	525,000	427,000
Debt repayments	(109,000)	(33,000)
Distributions paid	(64,881)	(28,272)
Proceeds from repurchase obligations	—	30,000
Repayment of repurchase obligations	—	(52,043)
Net cash provided by (used in) financing activities	351,119	343,685
Net increase in cash, cash equivalents, and restricted cash	11,020	(20,103)
Cash, cash equivalents, and restricted cash, beginning of period	131,818	109,712
Cash, cash equivalents, and restricted cash, end of period	$142,838	$89,609
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$126,668	$89,349
Restricted cash	$16,170	$260
Total cash, cash equivalents, and restricted cash	$142,838	$89,609
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$43,230	$44,143
Reinvestment of shareholder distributions	$13,918	$37,125
Change in distributions payable	$—	$23

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Frontgrade Technologies Inc. - Incremental Term Loan		S + 5.25%	0.75%	8.9% (Incl 1.50% PIK)	1/9/2030	9,633	9,511	9,414	0.29%
Frontgrade Technologies Inc.		S + 5.25%	0.75%	8.9% (Incl 1.50% PIK)	1/9/2030	59,553	58,683	58,202	1.78
Frontgrade Technologies Inc. - Incremental Term Loan 2		S + 5.25%	0.75%	8.9% (Incl 1.50% PIK)	1/9/2030	5,474	5,430	5,350	0.16
Frontgrade Technologies Inc. - Incremental Term Loan 3		S + 5.00%	0.75%	8.65%	1/9/2030	4,363	4,363	4,232	0.13
Frontgrade Technologies Inc. - Revolving Credit Facility	(11)	S + 5.00%	0.75%	8.66%	1/9/2028	826	755	579	0.02
Sky Merger Sub, LLC		S + 6.35%	1.50%	10.02%	5/28/2029	105,469	103,650	103,800	3.17
Sky Merger Sub, LLC - Delayed Draw Term Loan	(11)	S + 6.35%	1.50%	10.04%	5/28/2029	—	—	115	—
Sky Merger Sub, LLC - Revolving Credit Facility	(11)	S + 6.35%	1.50%	10.04%	5/28/2029	—	(395)	(396)	(0.01)
Systems Planning and Analysis, Inc.		S + 4.75%	1.00%	8.45%	8/16/2027	10,467	10,405	10,401	0.32
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan		S + 4.75%	1.00%	8.45%	8/16/2027	6,538	6,488	6,497	0.20
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan Add on	(6)	S + 4.75%	1.00%	8.43%	8/16/2027	49,846	49,532	49,531	1.51
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan Add on 2	(11)	S + 4.75%	1.00%	8.45%	8/16/2027	19,213	19,081	19,086	0.58
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(11)	S + 4.75%	1.00%	8.41%	8/16/2027	—	(28)	(37)	—
							267,475	266,774	8.15
Banking, Finance, Insurance & Real Estate
7Ridge Investments	(10)	S + 9.00%	1.00%	12.70% PIK	7/7/2028	48,732	48,028	47,759	1.46
7Ridge Investments - Delayed Draw Term Loan	(10)(11)	S + 9.00%	1.00%	12.70% PIK	7/7/2028	11,648	11,532	11,416	0.35
7Ridge Investments - Delayed Draw Term Loan add on	(10)	S + 9.00%	1.00%	12.70% PIK	7/7/2028	22,238	21,796	21,794	0.67
ALF Finance	(10)	S + 6.00%	1.00%	9.70%	12/10/2029	34,813	34,613	34,535	1.05
ALF Finance - Delayed Draw Term Loan	(10)	S + 6.00%	1.00%	9.70%	12/10/2029	38,038	37,758	37,734	1.15
ALF Finance - Incremental Term Loan	(10)	S + 6.00%	1.00%	9.70%	12/10/2029	15,000	14,866	14,880	0.45
Foundation Risk Partners		S + 4.75%	0.75%	8.45%	10/29/2030	19,535	19,504	19,456	0.59
Foundation Risk Partners - Delayed Draw Term Loan		S + 4.75%	0.75%	8.45%	10/29/2030	44,251	43,638	44,071	1.35
Foundation Risk Partners - Delayed Draw Term Loan Incremental		S + 4.75%	0.75%	8.45%	10/29/2030	9,890	9,818	9,850	0.30
Foundation Risk Partners - Delayed Draw Term Loan Second Incremental	(6)(11)	S + 4.75%	0.75%	8.45%	10/29/2030	8,167	8,130	8,129	0.25
Foundation Risk Partners - Revolving Credit Facility	(11)	S + 4.75%	0.75%	8.45%	10/29/2029	1,001	976	1,001	0.03

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Banking, Finance, Insurance & Real Estate (continued)
Fullsteam		S + 5.25%	0.75%	8.89%	8/8/2031	24,231	24,008	24,014	0.73
Fullsteam - Delayed Draw Term Loan	(11)	S + 5.25%	0.75%	8.94%	8/8/2031	—	(32)	(32)	—
Fullsteam - Revolving Credit Facility	(11)	S + 5.25%	0.75%	8.94%	8/8/2031	—	(24)	(24)	—
Healthco Investment LTD EUR	UK(9)(10)	E + 5.75%	0.00%	7.87%	9/9/2032	EUR 23,138	26,613	26,239	0.80
Healthco Investment LTD GBP	UK(9)(10)	SO + 5.75%	0.00%	9.48%	9/9/2032	GBP 5,000	6,627	6,492	0.20
Healthco Investment LTD - Delayed Draw Term Loan GBP	UK(9)(10)(11)	SO + 5.75%	0.00%	9.62%	9/9/2032	GBP —	(57)	(54)	—
JLL Partners Fund VII Secondary	(10)	S + 6.75%	1.00%	10.45% PIK	4/29/2032	55,479	54,793	54,755	1.67
Onbe Inc.		S + 5.50%	1.00%	9.17%	7/25/2031	128,375	126,249	126,419	3.86
							488,836	488,434	14.91
Beverage, Food & Tobacco
Inspired Pet Nutrition EUR	UK(9)(10)	E + 5.50%	0.75%	7.62%	6/30/2030	EUR 42,500	48,811	48,416	1.48
Inspired Pet Nutrition EUR - Delayed Draw Term Loan	UK(9)(10)	E + 5.50%	0.75%	7.62%	9/2/2032	EUR 18,268	21,141	20,811	0.64
Inspired Pet Nutrition EUR - Delayed Draw Term Loan Add on	UK(9)(10)	E + 5.50%	0.75%	7.62%	9/2/2032	EUR 10,000	11,571	11,392	0.35
Inspired Pet Nutrition GBP	UK(9)(10)	SO + 5.50%	0.75%	9.22%	9/2/2032	GBP 77,500	102,373	101,097	3.09
Inspired Pet Nutrition - Delayed Draw Term Loan	UK(9)(10)(11)	SO + 5.50%	0.75%	9.22%	9/2/2032	GBP 2,529	3,342	3,275	0.10
LJ Perimeter Buyer, Inc.		S + 5.65%	1.00%	9.32%	10/31/2031	18,878	18,600	18,690	0.57
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan	(6)	S + 5.65%	1.00%	9.36%	10/31/2031	2,427	2,437	2,449	0.07
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan Add on	(11)	S + 5.65%	1.00%	9.34%	10/31/2031	—	(55)	(55)	—
Tequilas Premium - Mexico	MX(9)(10)	S + 1.00%	1.00%	4.67%	3/6/2031	75,000	73,514	73,521	2.25
Tequilas Premium - US		S + 9.50%	1.00%	13.17%	3/6/2031	74,063	72,583	72,602	2.22
Tequilas Premium - Revolving Credit Facility - Mexico	(10)(11)	S + 5.00%	1.00%	8.66%	3/6/2031	—	(493)	(493)	(0.02)
							353,824	351,705	10.75
Capital Equipment
Texas Hydraulics		S + 6.25%	2.00%	9.92%	11/20/2030	88,875	87,417	87,495	2.67
Trillium FlowControl	LU(9)(10)	S + 5.00%	1.00%	8.70%	12/20/2029	18,104	17,900	18,089	0.55
Trillium FlowControl - Delayed Draw Term Loan	LU(9)(10)(11)	S + 5.00%	1.00%	8.69%	12/20/2029	—	(13)	24	—
Trillium FlowControl - Revolving Credit Facility	LU(9)(10)(11)	S + 5.00%	1.00%	8.66%	12/20/2029	—	(34)	(3)	—
							105,270	105,605	3.22
Chemicals, Plastics & Rubber
Agrofresh		S + 5.50%	1.00%	9.27%	3/31/2030	65,588	64,825	64,835	1.98
Agrofresh - Revolving Credit Facility	(11)	S + 5.50%	1.00%	9.27%	3/31/2029	3,306	3,207	3,207	0.10
TPC Group, Inc.		S + 5.75%	0.00%	9.39%	11/24/2031	44,550	44,001	40,696	1.24
							112,033	108,738	3.32

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Construction & Building
Cook & Boardman Group		S + 6.00%	1.00%	9.70%	3/4/2030	122,500	120,727	120,485	3.68
Cook & Boardman Group - Delayed Draw Term Loan	(6)(11)	S + 6.00%	1.00%	9.70%	3/4/2030	51,530	50,368	50,334	1.54
Elessent Clean Technologies Inc.		S + 6.00%	1.00%	9.68%	11/15/2029	135,132	133,049	133,169	4.07
Elessent Clean Technologies Inc. - Revolving Credit Facility	(11)	S + 6.00%	1.00%	9.69%	11/15/2029	—	(191)	(191)	(0.01)
Great Day Improvements LLC		S + 5.50%	1.50%	9.28%	6/13/2030	84,495	83,209	83,305	2.54
Great Day Improvements LLC - Revolving Credit Facility	(11)	S + 5.50%	1.50%	9.17%	6/13/2030	6,300	6,104	6,103	0.19
Michael Baker		S + 4.50%	0.75%	8.20%	12/1/2028	99,750	96,543	96,554	2.95
Texas Infrastructure Holdings, L.L.C.		S + 8.00%	3.00%	11.70%	12/22/2027	31,330	30,790	30,786	0.94
							520,599	520,545	15.90
Consumer Goods: Non-durable
1440 Foods Topco LLC		S + 5.00%	0.00%	8.67%	10/31/2031	19,759	18,823	16,005	0.49
GSM Outdoors		S + 5.00%	1.00%	8.70%	9/30/2031	12,257	11,536	12,134	0.37
Parfums Holdings Co.		S + 5.25%	1.00%	8.95%	6/27/2030	92,880	92,186	92,220	2.82
Parfums Holdings Co. - Revolving Credit Facility	(11)	S + 5.25%	1.00%	8.94%	6/27/2029	—	(39)	(39)	—
Valeron Group, LLC		S + 5.50%	0.00%	9.23%	10/18/2031	148,125	145,043	145,007	4.43
Valeron Group, LLC - Delayed Draw Term Loan		S + 5.50%	0.00%	9.23%	10/18/2031	49,425	48,352	48,385	1.48
							315,901	313,712	9.59
Containers, Packaging & Glass
Confluent Holdings LLC		S + 7.00%	2.00%	10.70%	3/28/2029	28,789	28,214	28,095	0.86
Confluent Holdings LLC - Delayed Draw Term Loan		S + 7.00%	2.00%	10.70%	3/28/2029	14,394	14,111	14,048	0.43
Confluent Holdings LLC - Delayed Draw Term Loan Add On	(6)(11)	S + 7.00%	2.00%	10.70%	3/28/2029	12,119	11,839	11,842	0.36
							54,164	53,985	1.65
Environmental Industries
Inframark		S + 5.25%	0.75%	8.92% (Incl 2.75% PIK)	7/31/2031	18,837	18,690	18,884	0.58
Inframark - Delayed Draw Term Loan	(11)	S + 5.25%	0.75%	8.92% (Incl 2.75% PIK)	7/31/2031	2,310	2,288	2,325	0.07

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Healthcare & Pharmaceuticals
CareVet LLC - Term Loan A		S + 6.00%	2.00%	9.70%	6/18/2029	112,200	111,681	111,605	3.41
CareVet LLC - Term Loan B		N/A	N/A	14.75% (Incl 7.5% PIK)	6/18/2029	11,337	11,139	11,118	0.34
CareVet LLC - Delayed Draw Term Loan A	(6)(11)	S + 6.00%	2.00%	9.70%	6/18/2029	14,372	14,117	14,266	0.44
CareVet LLC - Delayed Draw Term Loan B	(11)	S + 6.00%	2.00%	9.70%	6/18/2029	20,922	20,728	20,988	0.64
CareVet LLC - Delayed Draw Term Loan D	(11)	S + 6.00%	2.00%	9.69%	6/18/2029	—	16	162	—
CareVet LLC - Delayed Draw Term Loan E	(11)	N/A	N/A	14.75%	6/18/2029	—	1	—	—
CareVet LLC - Revolving Credit Facility	(11)	S + 6.00%	2.00%	9.69%	6/18/2029	—	(42)	(43)	—
Gainwell Acquisition Corp		S + 4.10%	0.75%	7.77%	10/1/2027	979	956	949	0.03
LSCS Holdings Inc.		S + 4.50%	0.00%	8.20%	2/23/2032	16,858	16,783	15,762	0.48
Natural Partners, Inc.		S + 4.50%	1.00%	8.17%	11/29/2030	50,198	49,650	49,778	1.52
Natural Partners, Inc. - Revolving Credit Facility	(11)	S + 4.50%	1.00%	8.19%	11/29/2030	—	(74)	(55)	—
PetVet Care Centers		S + 6.00%	0.75%	9.67%	11/15/2030	52,319	51,539	44,814	1.37
PetVet Care Centers - Revolving Credit Facility	(6)(11)	S + 6.00%	0.75%	9.67%	11/15/2029	1,396	1,312	395	0.01
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	8.67%	6/21/2030	19,653	19,427	19,455	0.59
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	8.67%	6/21/2030	CAD 73,688	53,195	52,397	1.60
Pharmalogic Holdings Corp. - Delayed Draw Term Loan	(6)(11)	S + 5.00%	1.00%	8.67%	6/21/2030	15,114	14,921	14,935	0.46
Solvias AG	CH(9)(10)	SA + 5.50%	0.75%	6.25%	2/27/2032	CHF 130,680	142,188	160,015	4.89
Solvias AG - Revolving Credit Facility	CH(9)(10)(11)	SA + 5.50%	0.75%	6.25%	2/27/2030	CHF —	(377)	(441)	(0.01)
St. Croix		S + 4.50%	0.50%	8.17%	10/24/2032	51,435	50,949	50,952	1.56
St. Croix - Revolving Credit Facility	(11)	S + 4.50%	0.50%	8.19%	10/24/2032	—	(80)	(80)	—
							558,029	566,972	17.33
High Tech Industries
Alteryx, Inc.		S + 6.00%	0.75%	9.67%	3/19/2031	26,125	25,812	25,183	0.77
Alteryx, Inc. - Delayed Draw Term Loan		S + 6.00%	0.75%	9.67%	3/19/2031	59,375	58,684	57,235	1.75
Alteryx, Inc. - Revolving Credit Facility	(11)	S + 6.00%	0.75%	9.69%	3/19/2031	—	(101)	(342)	(0.01)
CoreWeave - Delayed Draw Term Loan	(6)	S + 6.00%	0.00%	9.66%	8/26/2030	30,742	30,403	30,742	0.94
CoreWeave - Delayed Draw Term Loan Add on	(6)	S + 4.25%	0.00%	7.93%	9/29/2030	117,802	116,212	116,212	3.55
Inmar, Inc.	(6)	S + 4.50%	0.00%	8.17%	10/30/2031	26,060	25,842	24,904	0.76
Integral Ad Science Holding Corp		S + 5.00%	1.00%	8.70%	12/23/2031	75,525	71,139	74,770	2.28
Learnosity	IE(9)(10)	S + 5.25%	1.00%	8.95%	1/15/2031	91,575	90,768	90,657	2.77
Learnosity - Revolving Credit Facility	IE(9)(10)(11)	S + 5.25%	1.00%	8.94%	1/15/2031	—	(75)	(75)	—
MYOB Invest Co Pty Ltd and MYOB US Borrower LLC	AUS(9)(10)	B + 5.25%	0.75%	9.32% (Incl 2.75% PIK)	6/6/2030	AUD 76,652	49,175	50,218	1.53
SMX Group Intermediate Holdings LLC		S + 4.50%	0.00%	8.17%	2/6/2032	2,162	2,145	2,126	0.06
Watchguard Technologies, Inc.		S + 5.25%	0.75%	8.92%	7/2/2029	49,742	48,157	45,017	1.37
							518,161	516,647	15.77

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Hotel, Gaming & Leisure
AmerSpirit FL LLC		S + 4.75%	3.00%	8.45%	8/15/2030	59,004	58,204	58,229	1.78
AmerSpirit FL LLC - Delayed Draw Term Loan		S + 4.75%	3.00%	8.45%	8/15/2030	173,875	171,552	171,592	5.24
AmerSpirit FL LLC - Delayed Draw Term Loan 2	(11)	S + 4.75%	3.00%	8.45%	8/15/2030	15,600	15,143	15,145	0.46
Chuck E. Cheese		S + 6.00%	2.00%	9.70%	9/26/2030	79,500	78,424	78,429	2.40
Clubcorp Holdings Inc.	(6)	S + 4.75%	1.00%	8.42%	7/10/2032	146,464	144,420	144,492	4.41
Clubcorp Holdings Inc. - Delayed Draw Term Loan	(11)	S + 5.00%	1.00%	8.69%	7/10/2032	—	(57)	(57)	—
Clubcorp Holdings Inc. - Revolving Credit Facility	(11)	S + 5.00%	1.00%	8.69%	7/10/2031	—	(211)	(211)	(0.01)
Highgate Hotels, L.P.		S + 5.50%	1.00%	9.20%	11/5/2029	97,750	96,496	95,955	2.93
Highgate Hotels, L.P. - Revolving Credit Facility	(11)	S + 5.50%	1.00%	9.20%	11/3/2029	4,250	4,100	4,021	0.12
Highgate Hotels, L.P.- Delayed Draw Term Loan	(11)	S + 5.50%	1.00%	9.19%	11/3/2029	—	(211)	(209)	(0.01)
Hotel Equities Group, LLC		S + 5.50%	2.00%	9.17%	1/22/2029	29,144	28,844	28,816	0.88
Hotel Equities Group, LLC - Revolving Credit Facility	(6)(11)	S + 5.50%	2.00%	9.15%	1/22/2029	6,175	6,063	6,062	0.19
J&J Ventures Gaming LLC		S + 5.11%	0.75%	8.78%	4/26/2028	132,975	130,651	132,975	4.06
J&J Ventures Gaming LLC Add on		S + 5.00%	0.75%	8.67%	4/26/2030	29,925	29,656	30,224	0.92
K1 Speed Inc.		S + 6.25%	1.00%	9.91%	1/2/2029	18,214	17,995	17,864	0.55
K1 Speed Inc. - Delayed Draw Term Loan	(6)(11)	S + 6.25%	1.00%	9.91%	1/2/2029	3,643	3,570	3,526	0.11
K1 Speed Inc. - Delayed Draw Term Loan B		S + 6.25%	1.00%	9.95%	1/2/2029	3,643	3,595	3,573	0.11
K1 Speed Inc. - Delayed Draw Term Loan C		S + 6.25%	1.00%	9.91%	1/2/2029	1,214	1,191	1,191	0.04
K1 Speed Inc. Incremental		S + 6.25%	1.00%	9.91%	1/2/2029	4,250	4,194	4,168	0.13
K1 Speed Inc. Second Incremental		S + 6.25%	1.00%	9.91%	1/2/2029	1,943	1,919	1,905	0.06
Sandlot Baseball Borrower Co.		S + 4.75%	1.00%	8.45%	12/27/2030	65,170	64,218	64,528	1.97
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan	(11)	S + 4.75%	1.00%	8.45%	12/27/2030	42,093	41,783	41,725	1.27
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan Incremental	(6)(11)	S + 4.75%	1.00%	8.45%	12/27/2030	17,955	17,787	17,783	0.54
Sandlot Baseball Borrower Co. - Revolving Credit Facility	(11)	S + 4.75%	1.00%	8.44%	12/27/2030	—	—	—	—
							919,326	921,726	28.15
Media: Advertising, Printing & Publishing
Patientpoint		S + 5.00%	0.00%	8.70%	10/15/2032	185,000	176,114	180,723	5.52
Raptive		S + 4.36%	0.50%	8.03%	3/23/2028	6,306	6,188	6,070	0.19
Raptive - Incremental Term Loan		S + 4.25%	0.50%	7.92%	3/23/2028	149,625	146,204	144,014	4.40
							328,506	330,807	10.11
Media: Broadcasting & Subscription
Gibson	UK(9)(10)	SO + 5.25%	0.00%	8.98%	3/9/2030	GBP 34,522	45,464	44,756	1.37
Nottingham Forest	UK(9)(10)	N/A	N/A	12.94% PIK	7/15/2028	GBP 4,184	5,568	5,517	0.17
Sheffield United F.C.	UK(9)(10)	SO + 5.25%	1.50%	8.98%	1/14/2030	GBP 16,733	22,291	22,117	0.68
Sheffield United F.C. - Delayed Draw Term Loan	UK(9)(10)(11)	SO + 5.25%	1.50%	8.98%	1/14/2030	GBP —	(191)	(14)	—
Southampton FC	UK(9)(10)	SO + 6.00%	0.00%	9.74%	9/20/2029	GBP 40,695	53,266	53,358	1.63
Southampton FC - Revolving Credit Facility	UK(9)(10)	SO + 6.00%	0.00%	9.74%	9/20/2029	GBP 10,000	13,084	13,112	0.40
							139,482	138,846	4.25

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Media: Diversified & Production
AVSC Holding Corporation		S + 5.00%	0.75%	8.67%	12/5/2031	58,130	57,132	57,184	1.75
AVSC Holding Corporation - Revolving Credit Facility	(6)(11)	S + 5.00%	0.75%	8.67%	12/5/2029	1,131	1,039	1,038	0.03
Candle Media Co Ltd		S + 6.10%	0.75%	9.80% (Incl 3.50% PIK)	6/18/2029	26,931	26,812	22,935	0.70
Candle Media Co Ltd - Delayed Draw Term Loan		S + 6.10%	0.75%	9.80% (Incl 3.50% PIK)	6/18/2029	10,960	10,915	9,334	0.29
Townsquare Media Inc.		S + 5.00%	0.50%	8.59%	2/13/2030	54,437	51,025	39,263	1.20
							146,923	129,754	3.97
Services: Business
ASC Engineered Solutions		S + 4.75%	0.75%	8.42%	7/10/2031	49,375	48,983	49,002	1.50
BDO USA, P.C.		S + 5.00%	2.00%	8.64%	8/31/2028	64,823	64,130	64,989	1.98
Best Trash LLC		S + 4.75%	1.00%	8.45%	7/10/2031	51,713	51,190	51,238	1.56
Best Trash LLC - Delayed Draw Term Loan	(6)	S + 4.75%	1.00%	8.44%	7/10/2031	16,170	16,013	16,022	0.49
Best Trash LLC - Incremental Delayed Draw Term Loan	(11)	S + 4.75%	1.00%	8.44%	7/10/2031	—	(105)	(105)	—
Best Trash LLC - Incremental Term Loan		S + 4.75%	1.00%	8.45%	7/10/2031	11,297	11,192	11,194	0.34
Best Trash LLC - Revolving Credit Facility	(11)	S + 4.75%	1.00%	8.45%	7/10/2031	190	131	133	—
Brock Holdings III, LLC	(6)	S + 6.00%	0.50%	9.67%	5/1/2030	51,921	51,513	51,639	1.58
Brown & Root Revolver	(6)(11)	S + 5.00%	1.00%	8.67%	10/3/2030	10,706	10,232	10,210	0.31
Brown & Root Term Loan		S + 5.00%	1.00%	8.70%	10/3/2030	175,289	172,861	172,787	5.28
Cargotuff Buyer LLC		S + 5.50%	0.75%	9.20%	1/29/2032	56,389	55,846	55,841	1.71
Cargotuff Buyer LLC - Delayed Draw Term Loan	(11)	S + 5.50%	0.75%	9.19%	1/29/2032	—	(110)	(110)	—
Cargotuff Buyer LLC - Revolving Credit Facility	(11)	S + 5.50%	0.75%	9.19%	1/29/2032	—	(76)	(76)	—
DISA Holdings Corp.		S + 5.00%	0.75%	8.66%	9/9/2028	16,372	16,234	16,237	0.50
DISA Holdings Corp. - Delayed Draw Term Loan		S + 5.00%	0.75%	8.66%	9/9/2028	12,018	11,921	11,922	0.36
DISA Holdings Corp. - Revolving Credit Facility	(11)	S + 5.00%	0.75%	8.66%	9/9/2028	1,944	1,910	1,910	0.06
Ethos	(10)	S + 5.50%	1.00%	9.17%	12/30/2029	117,303	115,498	117,303	3.58
Four Winds Interactive LLC		S + 5.75%	0.75%	9.45%	2/20/2030	14,888	14,645	14,337	0.44
Four Winds Interactive LLC - Delayed Draw Term Loan	(11)	S + 5.75%	0.75%	9.44%	2/20/2030	—	(16)	(78)	—
Four Winds Interactive LLC - Revolving Credit Facility	(11)	S + 5.75%	0.75%	9.44%	2/20/2030	—	(30)	(72)	—
Legends Hospitality Holding Company		S + 5.50%	0.75%	9.17% (Incl 2.75% PIK)	8/22/2031	65,555	64,523	64,542	1.97
Legends Hospitality Holding Company - Delayed Draw Term Loan	(6)	S + 5.00%	0.75%	8.66%	8/22/2031	3,727	3,669	3,669	0.11
Legends Hospitality Holding Company - Revolving Credit Facility	(6)(11)	S + 5.00%	0.75%	8.67%	8/22/2030	3,938	3,828	3,827	0.12
RPX Corporation		S + 5.50%	1.00%	9.18%	8/2/2030	67,844	67,067	67,207	2.05
RPX Corporation - Incremental Term Loan		S + 5.50%	1.00%	9.18%	8/2/2030	12,977	12,858	12,856	0.39
RPX Corporation - Revolving Credit Facility	(11)	S + 5.50%	1.00%	9.16%	8/2/2030	—	(66)	(58)	—

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Services: Business (continued)
S.A.F.E. Management		S + 4.75%	2.00%	8.41%	11/24/2031	34,913	34,577	34,583	1.06
S.A.F.E. Management - Delayed Draw Term Loan A	(11)	S + 4.75%	2.00%	8.44%	11/24/2031	—	7	7	—
S.A.F.E. Management - Delayed Draw Term Loan B		S + 4.75%	2.00%	8.45%	11/24/2031	20,269	20,080	20,078	0.61
S.A.F.E. Management - Delayed Draw Term Loan C	(11)	S + 4.75%	2.00%	8.40%	11/24/2031	12,643	12,525	12,524	0.38
S.A.F.E. Management - Revolving Credit Facility	(11)	S + 4.75%	2.00%	8.44%	11/24/2031	—	(47)	(47)	—
SurveyMonkey Global Inc.		S + 5.75%	1.00%	9.45%	5/31/2030	124,345	123,027	121,048	3.70
SurveyMonkey Global Inc. - Revolving Credit Facility	(11)	S + 5.75%	1.00%	9.44%	5/31/2029	—	(123)	(356)	(0.01)
Townsend		S + 6.50%	1.50%	10.17%	8/1/2030	11,820	11,549	11,562	0.35
Townsend - Revolving Credit Facility	(11)	S + 6.50%	1.50%	10.19%	8/1/2029	—	(50)	(50)	—
Travelport Finance (Luxembourg) S.A.R.L	LU(9)(10)	S + 7.26%	1.00%	10.92% (Incl 0.92% PIK)	9/30/2028	57,630	57,403	42,891	1.31
USA Debusk LLC		S + 5.25%	0.75%	8.92%	4/30/2031	16,354	16,164	16,195	0.49
USA Debusk LLC - Delayed Draw Term Loan	(6)(11)	S + 5.25%	0.75%	8.92%	4/30/2031	3,899	3,856	3,863	0.12
USA DeBusk LLC - Incremental Term Loan		S + 5.25%	0.75%	8.94%	4/30/2031	3,418	3,387	3,385	0.10
USA Debusk LLC - Revolving Credit Facility	(6)(11)	S + 5.25%	0.75%	8.92%	4/30/2030	2,252	2,236	2,230	0.07
USA Debusk LLC - Revolving Credit Facility Add on	(6)(11)	S + 5.25%	0.75%	8.94%	4/30/2030	305	304	292	0.01
							1,078,736	1,064,571	32.52
Services: Consumer
Aviation Institute of Maintenance	(14)	S + 7.00%	1.50%	10.70%	5/3/2029	32,565	31,921	31,958	0.98
Aviation Institute of Maintenance - Delayed Draw Term Loan	(14)	S + 7.00%	1.50%	10.70%	5/3/2029	18,973	18,634	18,619	0.57
Aviation Institute of Maintenance Add on		S + 7.00%	1.50%	10.70%	5/3/2029	46,016	45,164	45,159	1.38
Cadogan Tate	(10)	S + 5.75%	0.00%	9.42%	11/7/2031	110,500	109,136	109,170	3.33
Cadogan Tate - Delayed Draw Term Loan	(10)(11)	S + 5.75%	0.00%	9.42%	11/7/2031	5,409	5,094	5,098	0.16
Cadogan Tate - Revolving Credit Facility	(6)(10)(11)	S + 5.75%	0.00%	9.42%	11/7/2031	10,000	9,760	9,759	0.30
FEG, Inc.		S + 4.75%	1.00%	8.42%	5/10/2030	85,775	84,486	84,593	2.58
FEG, Inc. - Revolving Credit Facility	(11)	S + 4.75%	1.00%	8.44%	5/10/2030	—	(205)	(207)	(0.01)
Helios UK Bidco Limited	UK(9)(10)	SO + 5.50%	1.00%	9.23%	3/2/2031	GBP 26,235	34,975	33,860	1.03
Helios UK Bidco Limited - Revolving Credit Facility	UK(9)(10)(11)	SO + 5.50%	1.00%	9.23%	3/2/2031	GBP —	(200)	(194)	(0.01)
Metropolis Term Loan Add on		S + 5.25%	0.00%	8.98%	11/3/2032	149,625	147,479	147,568	4.51
Spartan College LLC		S + 8.00%	1.50%	11.70%	3/25/2031	33,277	32,403	32,445	0.99
Spartan College LLC - Delayed Draw Term Loan	(11)	S + 8.00%	1.50%	11.70%	3/25/2031	3,632	3,588	3,592	0.11
True Talent Advisory Borrower, LLC		S + 5.25%	1.50%	8.95%	1/9/2033	67,500	66,198	66,192	2.02
True Talent Advisory Borrower, LLC - Delayed Draw Term Loan	(11)	S + 5.25%	1.50%	8.94%	1/9/2033	—	(294)	(295)	(0.01)
True Talent Advisory Borrower, LLC - Revolving Credit Facility	(11)	S + 5.25%	1.50%	8.94%	1/9/2032	—	(303)	(304)	(0.01)
Vision Purchaser Corp.	(6)	S + 6.35%	1.00%	10.05%	12/10/2026	35,497	35,234	34,432	1.05
Vision Purchaser Corp. - Fourth Amended Term Loan	(6)	S + 6.35%	1.00%	10.05%	12/10/2026	4,176	4,137	4,051	0.12
Vision Purchaser Corp. - Incremental Term Loan	(6)	S + 6.35%	1.00%	10.05%	12/10/2026	2,465	2,464	2,391	0.07
							629,671	627,887	19.16

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Telecommunications
Innovate Corp.	(10)	N/A	N/A	10.50%	2/1/2027	27,849	27,884	23,340	0.71
Ligado Networks LLC	(12)	N/A	N/A	15.50% PIK	12/31/2026	16,697	8,763	5,366	0.16
Ligado Networks LLC - DIP Facility - Backstop Incremental	(11)	N/A	N/A	17.50% PIK	12/31/2027	318	318	93	—
Ligado Networks LLC - DIP Facility - Delayed Draw Term Loan		N/A	N/A	17.50% PIK	12/31/2026	1,361	1,361	1,211	0.04
Ligado Networks LLC - DIP Roll-up		N/A	N/A	17.50% PIK	12/31/2026	2,738	2,718	2,368	0.07
							41,044	32,378	0.98
Transportation: Cargo
Boasso Global - Delayed Draw Term Loan		S + 4.75%	0.75%	8.42%	3/31/2028	7,976	7,868	7,799	0.24
Boasso Global - Revolving Credit Facility	(11)	S + 4.75%	0.75%	8.44%	3/31/2028	—	(14)	(139)	—
Boasso Global		S + 4.75%	0.75%	8.42%	3/31/2028	57,606	56,854	56,328	1.72
							64,708	63,988	1.96
Wholesale
DFS Holdings Company, Inc. - Delayed Draw Term Loan		S + 7.50%	1.00%	11.20% (Incl 5.00% PIK)	1/31/2029	1,623	1,642	1,531	0.05
DFS Holdings Company, Inc.		S + 7.50%	1.00%	11.20% (Incl 5.00% PIK)	1/31/2029	22,149	21,801	20,279	0.62
Kite UK Bidco Ltd	UK(9)(10)	SO + 5.75%	1.00%	9.48%	9/20/2031	GBP 102,088	134,460	133,031	4.06
Kite UK Bidco Ltd - Delayed Draw Term Loan	UK(9)(10)(11)	SO + 5.75%	1.00%	9.48%	9/20/2031	GBP —	(218)	(208)	(0.01)
							157,685	154,633	4.72
Total First Lien Debt							6,821,351	6,778,916	207.06%
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation		S + 7.54%	0.50%	11.21%	3/15/2030	12,353	12,141	11,457	0.35
Services: Business
DISA Holdings Corp.		S + 8.50%	2.50%	12.17% (Incl 2.00% PIK)	3/9/2029	15,517	15,257	15,379	0.47
DISA Holdings Corp. - Delayed Draw Term Loan		S + 8.50%	2.50%	12.17% (Incl 2.00% PIK)	3/9/2029	2,909	2,862	2,884	0.09
							18,119	18,263	0.56
Total Second Lien Debt							30,260	29,720	0.91%

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

March 31, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Subordinated Debt
Healthcare & Pharmaceuticals
Solvias AG - Holdco Note	CH(9)(10)	N/A	N/A	12.50% PIK	2/28/2033	CHF 286	317	350	0.01
Total Subordinated Debt							317	350	0.01%
Preferred Equity
Services: Consumer
Metropolis Technologies Inc. - Class B Preferred Stock				17.5% PIK	5/16/2034	8,162	7,924	8,162	0.25
Metropolis Technologies Inc. - Class D Preferred Stock						24	778	778	0.02
Metropolis Technologies Inc. - Warrant					5/16/2034	4	189	1,896	0.06
							8,891	10,836	0.33
Total Preferred Equity							8,891	10,836	0.33%
Common Equity
Services: Business
S.A.F.E. Management Equity					11/24/2031	5,000	5,054	5,000	0.15
Total Common Equity							5,054	5,000	0.15%
Total Investments - non-controlled/non-affiliated							$6,865,873	$6,824,822	208.46%
Cash and Cash Equivalents
Cash and Cash Equivalents	(13)						$126,668	$126,668	3.87
Total Cash and Cash Equivalents							126,668	126,668	3.87%
Total Portfolio Investments, Cash and Cash Equivalents							$6,992,541	$6,951,490	212.33%

March 31, 2026
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	January 7, 2027	$127	AUD 196	$(8)	(0.0)%
Macquarie	March 11, 2027	$848	AUD 1,314	$(51)	(0.0)%
Macquarie	April 7, 2027	$124	AUD 193	$(8)	(0.0)%
Macquarie	June 11, 2026	$856	AUD 1,326	$(58)	(0.0)%
Macquarie	June 11, 2027	$51,156	AUD 79,323	$(2,970)	(0.1)%
Macquarie	September 11, 2026	$863	AUD 1,336	$(57)	(0.0)%
Macquarie	October 7, 2026	$127	AUD 196	$(8)	(0.0)%
Macquarie	December 11, 2026	$855	AUD 1,325	$(54)	(0.0)%
Macquarie	January 7, 2027	$865	GBP 641	$20	0.0%
Macquarie	January 7, 2027	$2,296	GBP 1,725	$19	0.0%
Macquarie	January 7, 2027	$153	GBP 116	$-	-
Macquarie	January 7, 2028	$867	GBP 645	$22	0.0%
Macquarie	January 7, 2028	$2,287	GBP 1,730	$18	0.0%
Macquarie	March 8, 2028	$35,130	GBP 26,148	$882	0.0%
Macquarie	March 17, 2028	$44,499	GBP 33,832	$194	0.0%
Macquarie	April 7, 2027	$848	GBP 628	$20	0.0%
Macquarie	April 7, 2027	$2,253	GBP 1,695	$19	0.0%
Macquarie	April 7, 2028	$85,797	GBP 65,027	$672	0.0%
Macquarie	May 7, 2026	$50,214	GBP 37,648	$383	0.0%
Macquarie	June 17, 2026	$97,125	GBP 73,065	$482	0.0%
Macquarie	July 7, 2026	$1,163	GBP 861	$23	0.0%
Macquarie	July 7, 2026	$2,844	GBP 2,133	$21	0.0%
Macquarie	July 7, 2026	$154	GBP 115	$1	0.0%
Macquarie	July 7, 2027	$855	GBP 634	$21	0.0%
Macquarie	July 7, 2027	$2,274	GBP 1,714	$19	0.0%
Macquarie	July 7, 2027	$151	GBP 114	$1	0.0%
Macquarie	October 7, 2026	$871	GBP 645	$19	0.0%
Macquarie	October 7, 2026	$2,290	GBP 1,719	$19	0.0%
Macquarie	October 7, 2027	$868	GBP 644	$22	0.0%
Macquarie	October 7, 2027	$2,297	GBP 1,734	$18	0.0%
Macquarie	October 8, 2027	$3,381	GBP 2,558	$21	0.0%
Macquarie	January 7, 2027	$4,707	GBP 3,507	$78	0.0%
Macquarie	March 8, 2027	$155	GBP 117	$1	0.0%
Macquarie	June 8, 2026	$162	GBP 121	$1	0.0%
Macquarie	June 8, 2027	$159	GBP 119	$2	0.0%
Macquarie	June 17, 2026	GBP 7,297	$5,453	$(81)	(0.0)%
Macquarie	July 7, 2026	$4,712	GBP 3,499	$82	0.0%
Macquarie	July 7, 2027	$4,608	GBP 3,446	$75	0.0%
Macquarie	July 14, 2028	$4,655	GBP 3,578	$(22)	(0.0)%
Macquarie	July 15, 2027	$3,341	GBP 2,557	$(22)	(0.0)%
Macquarie	September 8, 2026	$160	GBP 120	$1	0.0%
Macquarie	September 8, 2027	$6,782	GBP 5,120	$54	0.0%

March 31, 2026
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	September 9, 2027	$105,132	GBP 78,727	$1,679	0.1%
Macquarie	December 8, 2026	$158	GBP 118	$2	0.0%
Macquarie	April 7, 2026	$1,725	CAD 2,395	$3	0.0%
Macquarie	June 30, 2026	$56,704	CAD 76,721	$1,372	0.1%
Macquarie	January 7, 2027	$1,289	EUR 1,083	$24	0.0%
Macquarie	July 7, 2026	$1,258	EUR 1,064	$23	0.0%
Macquarie	July 7, 2027	$1,286	EUR 1,075	$24	0.0%
Macquarie	October 8, 2027	$34,564	EUR 28,828	$635	0.0%
Macquarie	January 7, 2027	$1,918	EUR 1,609	$39	0.0%
Macquarie	March 8, 2027	$529	EUR 444	$9	0.0%
Macquarie	June 8, 2026	$535	EUR 453	$10	0.0%
Macquarie	June 8, 2027	$546	EUR 457	$10	0.0%
Macquarie	July 7, 2026	$1,867	EUR 1,576	$37	0.0%
Macquarie	July 7, 2027	$1,922	EUR 1,605	$38	0.0%
Macquarie	September 8, 2026	$535	EUR 452	$10	0.0%
Macquarie	September 8, 2027	$28,244	EUR 23,599	$492	0.0%
Macquarie	September 9, 2027	$51,680	EUR 43,078	$1,019	0.1%
Macquarie	December 8, 2026	$531	EUR 447	$9	0.0%
Macquarie	February 26, 2027	$158,188	CHF 131,613	$(12,234)	(0.4)%
Macquarie	March 29, 2029	$417	CHF 323	$(32)	(0.0)%
Macquarie	March 31, 2027	$12	CHF 10	$(1)	(0.0)%
Macquarie	March 31, 2028	$12	CHF 10	$(1)	(0.0)%
Macquarie	April 7, 2026	$408	CHF 325	$1	0.0%
Macquarie	May 27, 2026	$2,159	CHF 1,845	$(163)	(0.0)%
Macquarie	June 30, 2026	$386	CHF 329	$(30)	(0.0)%
Macquarie	June 30, 2027	$12	CHF 10	$(1)	(0.0)%
Macquarie	June 30, 2028	$12	CHF 10	$(1)	(0.0)%
Macquarie	August 27, 2026	$2,250	CHF 1,906	$(171)	(0.0)%
Macquarie	September 29, 2028	$12	CHF 10	$(1)	(0.0)%
Macquarie	September 30, 2026	$394	CHF 333	$(30)	(0.0)%
Macquarie	September 30, 2027	$12	CHF 10	$(1)	(0.0)%
Macquarie	November 27, 2026	$2,297	CHF 1,928	$(176)	(0.0)%
Macquarie	December 29, 2028	$13	CHF 10	$(1)	(0.0)%
Macquarie	December 31, 2026	$398	CHF 333	$(30)	(0.0)%
Macquarie	December 31, 2027	$12	CHF 10	$(1)	(0.0)%
				$(7,567)	(0.2)%

	Interest Rate Swaps as of March 31, 2026
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap	7.11%	SOFR + 3.117%	5/20/2030	$165,000	$2,060	$—	$(1,242)
Interest rate swap	6.25%	SOFR + 2.4115%	5/31/2030	$500,000	$3,478	$—	$(3,573)
Interest rate swap	6.13%	SOFR + 2.715%	2/5/2031	$400,000	$(4,795)	$—	$(2,502)
Total Hedge Accounting Swaps				$1,065,000	$743	$—	$(7,317)
Cash collateral				$—	$16,170	$—	$—
Total derivatives				$1,065,000	$16,913	$—	$(7,317)

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
(5)
Variable rate loans to the portfolio companies are indexed to the Secured Overnight Financing Rate ("SOFR") (denoted as "S"), Euro Interbank Offered Rate (“EURIBOR”) (denoted as “E”), Swiss Average Rate Overnight (“SARON”) (denoted as “SA”), Sterling Overnight Index Average (“SONIA”) (denoted as “SO”), or Bank Bill Swap Rate ("BBSW") (denoted as "B") and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026
(6)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at March 31, 2026.
(7)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(8)
Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(9)
The portfolio company is domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different jurisdiction than the domicile of the portfolio company. Foreign countries include Luxembourg (denoted as “LU”), the United Kingdom (denoted as “UK”), Switzerland (denoted as “CH”), Ireland (denoted as “IE”), Mexico (denoted as "MX"), and Australia (denoted as "AUS"). Portfolio companies domiciled in a foreign country are not “qualifying assets” under Section 55(a) of the 1940 Act.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, qualifying assets represented approximately 79.4% of total assets as calculated in accordance with regulatory requirements.
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
(12)
Investment was on non-accrual status as of March 31, 2026, meaning that the Company has ceased recognizing interest income on these investments. As of March 31, 2026, debt investments on non-accrual status represented 0.1% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.
(13)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of March 31, 2026, $83,584 was held in FGTXX and had an average one year yield of 3.93%.
(14)
Portfolio company formerly known as Cotulla Acquisition Co.

March 31, 2026
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
7Ridge Investments	Delayed Draw	7/7/2026	$11,119	$—
Agrofresh	Revolver	3/31/2029	5,581	(62)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(342)
AmerSpirit FL LLC	Delayed Draw	8/15/2027	19,021	(250)
AVSC Holding Corporation	Revolver	12/5/2029	5,152	(76)
Best Trash LLC	Delayed Draw	10/10/2026	25,000	(105)
Best Trash LLC	Revolver	7/10/2031	6,060	(56)
Boasso Global	Revolver	7/1/2026	6,250	(139)
Brown & Root	Revolver	10/3/2030	24,005	(343)
Cadogan Tate	Delayed Draw	10/31/2026	54,091	(246)
Cadogan Tate	Revolver	10/31/2031	10,000	(120)
Carevet LLC	Delayed Draw	6/18/2026	5,429	(29)
Carevet LLC	Delayed Draw	6/18/2026	12,078	177
Carevet LLC	Delayed Draw	6/18/2029	11,000	162
Carevet LLC	Delayed Draw	6/18/2029	667	-
Carevet LLC	Revolver	6/18/2029	6,600	(43)
Cargotuff Buyer LLC	Delayed Draw	1/29/2028	23,333	(110)
Cargotuff Buyer LLC	Revolver	1/29/2032	7,778	(76)
Clubcorp Holdings Inc.	Delayed Draw	7/10/2027	9,600	(57)
Clubcorp Holdings Inc.	Revolver	7/10/2031	16,000	(211)
Confluent Holdings LLC	Delayed Draw	7/2/2026	2,571	15
Red Fox CD Acquisition Corp.	Delayed Draw	11/21/2026	21,180	(348)
Disa Holdings Corp.	Revolver	9/9/2028	2,222	(18)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(191)
FEG, Inc.	Revolver	5/10/2030	15,000	(207)
Foundation Risk Partners	Delayed Draw	2/26/2027	3,508	(5)
Foundation Risk Partners	Revolver	10/29/2029	4,337	-
Four Winds Interactive LLC	Delayed Draw	2/20/2027	2,903	(78)
Four Winds Interactive LLC	Revolver	2/20/2030	1,935	(72)
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,437	(222)
Fullsteam	Delayed Draw	8/8/2027	8,077	(32)
Fullsteam	Revolver	8/8/2031	2,692	(24)
Great Day Improvements LLC	Revolver	6/13/2030	7,700	(108)
Healthco Investment LTD	Delayed Draw	2/19/2029	6,614	(54)
Helios UK Bidco Limited	Revolver	3/2/2031	8,008	(194)
Highgate Hotels, L.P.	Revolver	11/3/2029	8,250	(151)
Highgate Hotels, L.P.	Delayed Draw	12/9/2027	25,000	(209)
Hotel Equities Group, LLC	Revolver	1/22/2029	3,825	(43)
Inframark	Delayed Draw	7/31/2026	1,234	9
Inspired Pet Nutrition	Delayed Draw	9/1/2028	3,969	780
K1 Speed Inc.	Delayed Draw	1/2/2028	2,428	(47)
Kite UK Bidco Ltd	Delayed Draw	1/9/2028	28,730	(208)
Learnosity	Revolver	1/15/2031	7,500	(75)
Legends Hospitality	Revolver	8/22/2030	3,563	(52)
Ligado Networks LLC	Delayed Draw	12/31/2026	1,726	(190)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2031	5,538	(55)

March 31, 2026
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Natural Partners, Inc.	Revolver	3/15/2028	6,563	(55)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(39)
PetVet Care Centers	Revolver	11/15/2029	5,585	(801)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2026	10,101	(26)
RPX Corporation	Revolver	8/2/2030	6,122	(58)
S.A.F.E. Management	Delayed Draw	11/24/2028	12,000	7
S.A.F.E. Management	Delayed Draw	5/24/2027	326	-
S.A.F.E. Management	Revolver	11/24/2031	5,000	(47)
Sandlot Baseball Borrower Co.	Delayed Draw	6/5/2026	21,933	47
Sandlot Baseball Borrower Co.	Delayed Draw	9/6/2027	32,000	5
Sandlot Baseball Borrower Co.	Revolver	12/27/2030	10,000	-
Sheffield United F.C.	Delayed Draw	5/14/2026	19,841	(14)
Sky Merger Sub, LLC	Delayed Draw	5/28/2026	12,500	115
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(395)
Solvias AG	Revolver	2/27/2030	22,514	(441)
Spartan College LLC	Delayed Draw	9/25/2026	10,070	50
St. Croix	Revolver	10/24/2032	8,573	(80)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(356)
Systems Planning and Analysis, Inc.	Delayed Draw	6/6/2027	4,712	(6)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	5,827	(37)
Tequilas Premium	Revolver	3/6/2031	25,000	(493)
Townsend	Revolver	8/1/2030	2,500	(50)
Trillium FlowControl	Delayed Draw	6/20/2026	3,667	24
Trillium FlowControl	Revolver	12/20/2029	3,000	(3)
True Talent Advisory Borrower, LLC	Delayed Draw	1/9/2028	31,500	(295)
True Talent Advisory Borrower, LLC	Revolver	1/9/2032	15,750	(304)
USA Debusk LLC	Delayed Draw	4/30/2026	1,527	2
USA Debusk LLC	Revolver	4/30/2030	38	-
USA Debusk LLC	Revolver	4/30/2030	1,030	(10)
Total Unfunded Commitments			$789,488	$(6,965)

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

Effective January 1, 2023, the Company entered into a new investment advisory agreement (the “Advisory Agreement”), by and between the Company and the Adviser, and a new administration agreement (the “Administration Agreement” and together with the Advisory Agreement, the “New Agreements”), by and between the Company and the Administrator. The terms of the New Agreements are substantially identical to those of the Original Advisory Agreement and Original Administration Agreement, except that the reimbursement required to be made to the Administrator by the Company pursuant to the Administration Agreement will be capped such that the amounts will not exceed 0.15% of total gross assets of the Company in any one calendar year.

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

The accompanying consolidated financial statements and related financial information have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Exchange Act.

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

Our tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. We are additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both March 31, 2026 and December 31, 2025. We recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the three months ended March 31, 2026, we did not incur any interest or penalties.

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

License Agreement

The Company has entered into a license agreement (the “License Agreement”), pursuant to which MSD has granted the Company a non-exclusive license to use the name “MSD.” Under the License Agreement, the Company has a right to use the MSD name for so long as MSD or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “MSD” name or logo.

The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2026 and 2025:

		For the Three Months Ended March 31,
Related Party	Source Agreement & Description	2026	2025
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$12,495	$8,966
Adviser	Advisory Agreement - income based incentive fee	13,734	11,432
Adviser	Advisory Agreement - board of directors' fees	120	78
Adviser	Advisory Agreement - capital gains incentive fee	(2,995)	(443)
Administrator	Administration Agreement - administration expense	875	1,075

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$6,821,351	$6,778,916	99.33%	$6,345,127	$6,345,143	99.28%
Second lien debt	30,260	29,720	0.43	30,132	30,116	0.47
Subordinated debt	317	350	0.01	1,437	1,481	0.02
Equity and Other Investments	13,945	15,836	0.23	12,369	14,314	0.23
Total investments	$6,865,873	$6,824,822	100.00%	$6,389,065	$6,391,054	100.00%

The industry composition of investments at fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Aerospace & Defense	3.91%	4.26%
Banking, Finance, Insurance & Real Estate	7.16	7.28
Beverage, Food & Tobacco	5.15	3.26
Capital Equipment	1.55	2.16
Chemicals, Plastics & Rubber	1.76	1.88
Construction & Building	7.63	7.94
Consumer Goods: Non-durable	4.60	4.99
Containers, Packaging & Glass	0.79	1.43
Environmental Industries	0.31	0.33
Healthcare & Pharmaceuticals	8.31	8.77
High Tech Industries	7.57	8.19
Hotel, Gaming & Leisure	13.51	13.97
Media: Advertising, Printing & Publishing	4.85	6.50
Media: Broadcasting & Subscription	2.02	0.05
Media: Diversified & Production	1.90	2.41
Services: Business	15.94	15.35
Services: Consumer	9.36	7.70
Telecommunications	0.47	2.17
Transportation: Cargo	0.94	1.01
Wholesale	2.27	0.35
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$5,906,680	$5,867,066	85.97%	179.18%
Luxembourg	75,256	61,001	0.89	1.86
United Kingdom	528,920	523,003	7.66	15.97
Switzerland	142,128	159,924	2.34	4.88
Ireland	90,693	90,582	1.33	2.77
Mexico	73,021	73,028	1.07	2.23
Australia	49,175	50,218	0.74	1.53
Total	$6,865,873	$6,824,822	100.00%	208.43%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$5,686,259	$5,668,402	88.69%	172.90%
Luxembourg	74,981	66,877	1.05	2.04
United Kingdom	345,908	353,014	5.52	10.77
Switzerland	142,294	161,779	2.53	4.93
Ireland	90,861	90,761	1.42	2.77
Australia	48,762	50,221	0.79	1.53
Total	$6,389,065	$6,391,054	100.00%	194.95%

As of March 31, 2026, the Fund held one investment in the portfolio on non-accrual status. As of December 31, 2025, the Fund held one investment in the portfolio on non-accrual status.

As of March 31, 2026, on a fair value basis, approximately 99.3% of our performing debt investments bore interest at a floating rate and approximately 0.7% of our performing debt investments bore interest at a fixed rate.

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

The following tables present the open foreign currency forward contracts as of March 31, 2026 and December 31, 2025:

March 31, 2026
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
AUD	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 196	$127	$135	$(8)
AUD	March 11, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,314	$848	$899	$(51)
AUD	April 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 193	$124	$132	$(8)
AUD	June 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,326	$856	$914	$(58)
AUD	June 11, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 79,323	$51,156	$54,126	$(2,970)
AUD	September 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,336	$863	$920	$(57)
AUD	October 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 196	$127	$135	$(8)
AUD	December 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,325	$855	$909	$(54)
GBP	January 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 641	$865	$845	$20
GBP	January 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 1,725	$2,296	$2,277	$19

March 31, 2026
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 116	$153	$153	$—
GBP	January 7, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 645	$867	$845	$22
GBP	January 7, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 1,730	$2,287	$2,269	$18
GBP	March 8, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 26,148	$35,130	$34,248	$882
GBP	March 17, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 33,832	$44,499	$44,305	$194
GBP	April 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 628	$848	$828	$20
GBP	April 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 1,695	$2,253	$2,234	$19
GBP	April 7, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 65,027	$85,797	$85,125	$672
GBP	May 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 37,648	$50,214	$49,831	$383
GBP	June 17, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 73,065	$97,125	$96,643	$482
GBP	July 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 861	$1,163	$1,140	$23
GBP	July 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 2,133	$2,844	$2,823	$21
GBP	July 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 115	$154	$153	$1
GBP	July 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 634	$855	$834	$21
GBP	July 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 1,714	$2,274	$2,255	$19
GBP	July 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 114	$151	$150	$1
GBP	October 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 645	$871	$852	$19

March 31, 2026
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	October 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 1,719	$2,290	$2,271	$19
GBP	October 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 644	$868	$846	$22
GBP	October 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 1,734	$2,297	$2,279	$18
GBP	October 8, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 2,558	$3,381	$3,360	$21
GBP	January 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,507	$4,707	$4,629	$78
GBP	March 8, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 117	$155	$154	$1
GBP	June 8, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 121	$162	$161	$1
GBP	June 8, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 119	$159	$157	$2
GBP	June 17, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP (5,453)	$(7,297)	$(7,216)	$(81)
GBP	July 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,499	$4,712	$4,630	$82
GBP	July 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,446	$4,608	$4,533	$75
GBP	July 14, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,578	$4,655	$4,677	$(22)
GBP	July 15, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 2,557	$3,341	$3,363	$(22)
GBP	September 8, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 120	$160	$159	$1
GBP	September 8, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 5,120	$6,782	$6,728	$54
GBP	September 9, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 78,727	$105,132	$103,453	$1,679
GBP	December 8, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 118	$158	$156	$2
CAD	April 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 2,395	$1,725	$1,722	$3

March 31, 2026
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CAD	June 30, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 76,721	$56,704	$55,332	$1,372
EUR	January 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 1,083	$1,289	$1,265	$24
EUR	July 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 1,064	$1,258	$1,235	$23
EUR	July 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 1,075	$1,286	$1,262	$24
EUR	October 8, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 28,828	$34,564	$33,929	$635
EUR	January 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 1,609	$1,918	$1,879	$39
EUR	March 8, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 444	$529	$520	$9
EUR	June 8, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 453	$535	$525	$10
EUR	June 8, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 457	$546	$536	$10
EUR	July 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 1,576	$1,867	$1,830	$37
EUR	July 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 1,605	$1,922	$1,884	$38
EUR	September 8, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 452	$535	$525	$10
EUR	September 8, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 23,599	$28,244	$27,752	$492
EUR	September 9, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 43,078	$51,680	$50,661	$1,019
EUR	December 8, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 447	$531	$522	$9
CHF	February 26, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 131,613	$158,188	$170,422	$(12,234)
CHF	March 29, 2029	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 323	$417	$449	$(32)
CHF	March 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)

March 31, 2026
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CHF	March 31, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	April 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CHF 325	$408	$407	$1
CHF	May 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,845	$2,159	$2,322	$(163)
CHF	June 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 329	$386	$416	$(30)
CHF	June 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	June 30, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	August 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,906	$2,250	$2,421	$(171)
CHF	September 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	September 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$394	$424	$(30)
CHF	September 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	November 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,928	$2,297	$2,473	$(176)
CHF	December 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$13	$14	$(1)
CHF	December 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$398	$428	$(30)
CHF	December 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
Total					$873,999	$881,566	$(7,567)

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
AUD	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 196	$127	$130	$(3)
AUD	March 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,287	$830	$859	$(29)
AUD	March 11, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,314	$848	$871	$(23)
AUD	April 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 193	$124	$128	$(4)
AUD	June 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,326	$856	$884	$(28)
AUD	June 11, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 79,323	$51,156	$52,451	$(1,295)
AUD	September 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,336	$863	$890	$(27)
AUD	October 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 196	$127	$130	$(3)
AUD	December 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,325	$855	$881	$(26)
GBP	January 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 60	$80	$81	$(1)

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 116	$153	$156	$(3)
GBP	March 18, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 76,442	$102,196	$102,986	$(790)
GBP	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 115	$154	$155	$(1)
GBP	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 114	$151	$153	$(2)
GBP	October 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 2,558	$3,381	$3,436	$(55)
GBP	January 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 2,398	$3,234	$3,231	$3
GBP	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,507	$4,707	$4,719	$(12)
GBP	March 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 117	$155	$157	$(2)
GBP	March 9, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 243	$325	$328	$(3)
GBP	March 18, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP (14,340)	$(19,261)	$(19,319)	$58
GBP	June 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 121	$162	$163	$(1)
GBP	June 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 119	$159	$162	$(3)
GBP	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,499	$4,712	$4,713	$(1)
GBP	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,446	$4,608	$4,630	$(22)
GBP	July 14, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,578	$4,655	$4,796	$(141)
GBP	July 15, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 2,557	$3,341	$3,435	$(94)
GBP	September 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 120	$160	$162	$(2)
GBP	September 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 5,120	$6,782	$6,876	$(94)
GBP	September 9, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 78,727	$105,132	$105,726	$(594)
GBP	December 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 118	$158	$160	$(2)

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CAD	January 6, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,306	$954	$952	$2
CAD	March 31, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,718	$1,268	$1,256	$12
CAD	June 30, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 76,721	$56,704	$56,309	$395
EUR	January 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 544	$638	$639	$(1)
EUR	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,083	$1,289	$1,291	$(2)
EUR	March 18, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 37,240	$43,954	$43,907	$47
EUR	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,064	$1,258	$1,260	$(2)
EUR	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,075	$1,286	$1,289	$(3)
EUR	October 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 28,828	$34,564	$34,659	$(95)
EUR	January 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,069	$1,255	$1,256	$(1)
EUR	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,576	$1,867	$1,880	$(13)
EUR	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,609	$1,918	$1,918	$—
EUR	March 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 444	$529	$531	$(2)
EUR	March 9, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 905	$1,064	$1,067	$(3)
EUR	June 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 453	$535	$536	$(1)

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	June 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 457	$546	$548	$(2)
EUR	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,605	$1,922	$1,924	$(2)
EUR	September 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 43,078	$51,680	$51,744	$(64)
EUR	September 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 452	$535	$536	$(1)
EUR	September 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 23,599	$28,244	$28,347	$(103)
EUR	December 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 447	$531	$533	$(2)
CHF	January 6, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CHF 1,082	$1,370	$1,366	$4
CHF	February 26, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 131,613	$158,188	$172,977	$(14,789)
CHF	February 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,895	$2,197	$2,405	$(208)
CHF	March 29, 2029	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 323	$417	$454	$(37)
CHF	March 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 325	$379	$415	$(36)
CHF	March 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	March 31, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	May 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,845	$2,159	$2,364	$(205)
CHF	June 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 329	$386	$423	$(37)

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CHF	June 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	June 30, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	August 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,906	$2,250	$2,463	$(213)
CHF	September 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$14	$(2)
CHF	September 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$395	$431	$(36)
CHF	September 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	November 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,928	$2,297	$2,513	$(216)
CHF	December 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$13	$14	$(1)
CHF	December 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$398	$435	$(37)
CHF	December 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
Total					$684,004	$702,864	$(18,860)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the three months ended March 31, 2026 and 2025:

		For the Three Months Ended March 31,
	Statement of Operations Location	2026	2025
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(316)	$(1,868)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	11,294	(5,328)
Net realized and unrealized gains on foreign currency forward contracts		$10,978	$(7,196)

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

The following table presents the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of March 31, 2026 and December 31, 2025:

As of	Counterparty	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Assets Presented in the Statement of Financial Position	Collateral Received (1)	Net position of Derivative Assets and Collateral Received
March 31, 2026	Macquarie	$8,646	$(8,646)	$—	$—	$—

As of	Counterparty	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Liabilities Presented in the Statement of Financial Position	Collateral Pledged (1)	Net position of Derivative Liabilities and Pledged Collateral
March 31, 2026	Macquarie	$(16,213)	$8,646	$(7,567)	$—	$(7,567)

As of	Counterparty	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Assets Presented in the Statement of Financial Position	Collateral Received (1)	Net position of Derivative Assets and Collateral Received
December 31, 2025	Macquarie	$521	$(521)	$—	$—	$—

As of	Counterparty	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Liabilities Presented in the Statement of Financial Position	Collateral Pledged (1)	Net position of Derivative Liabilities and Pledged Collateral
December 31, 2025	Macquarie	$(19,381)	$521	$(18,860)	$—	$(18,860)
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

The Company may also enter into interest rate swap transactions from time to time to hedge fixed rate debt obligations to align with our predominantly floating rate portfolio. The Company designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. As of March 31, 2026, the counterparty to the Company's interest rate swaps was Goldman Sachs International for the Series F Notes and 2030 Notes, and JPMorgan Chase Bank, N.A. for the 2031 Notes. As of December 31, 2025, the counterparty to the Company's interest rate swaps was Goldman Sachs International for the Series F Notes and 2030 Notes, and JPMorgan Chase Bank, N.A. for the 2031 Notes. Certain information related to the Company's interest rate swap as of March 31, 2026 is presented below:

As of March 31, 2026
Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap	Series F Notes	7.11%	SOFR + 3.117%	5/20/2030	$165,000
Interest rate swap	2030 Notes	6.25%	SOFR + 2.4115%	5/31/2030	$500,000
Interest rate swap	2031 Notes	6.13%	SOFR + 2.715%	2/5/2031	$400,000

As a result of the Company's designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Company is required to fair value the hedging instruments and the related hedged items. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. For the three months ended March 31, 2026 the interest rate swaps had a change in fair value of ($7.3) million, which is offset within interest expense to the extent of the fair value change for the hedged risk on the Series F, 2030 Notes and 2031 Notes. For the three months ended March 31, 2026 and 2025, the Company recognized no net change in realized or unrealized gains or losses on interest rate swaps not designated as hedging instruments in the Consolidated Statements of Operations. The balance sheet impact of fair valuing the interest rate swaps as of March 31, 2026 and December 31, 2025 is presented below:

As of March 31, 2026
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap (1)	$165,000	5/20/2030	$2,060	$—	Prepaid expenses and other assets
Interest rate swap (2)	$500,000	5/31/2030	$3,478	$—	Prepaid expenses and other assets
Interest rate swap (3)	$400,000	2/5/2031	$—	$4,795	Accrued expenses and other liabilities
(1)
The asset related to the fair value of the interest rate swaps was offset by a $2.1 million increase to the carrying value of the Series F Notes.
(2)
The asset related to the fair value of the interest rate swaps was offset by a $3.5 million increase to the carrying value of the 2030 Notes.
(3)
The liability related to the fair value of the interest rate swaps was offset by a $4.8 million decrease to the carrying value of the 2031 Notes.

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

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of March 31, 2026 and December 31, 2025, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$603,366	$6,175,550	$6,778,916
Second lien debt	—	11,457	18,263	29,720
Subordinated debt	—	—	350	350
Equity and Other Investments	—	—	15,836	15,836
Cash and cash equivalents	126,668	—	—	126,668
Total Portfolio Investments, Cash and Cash Equivalents	$126,668	$614,823	$6,209,999	$6,951,490
Percentage of total	1.82%	8.85%	89.33%	100.00%
Interest rate swaps	$—	$743	$—	$743
Foreign currency forward contracts	$—	$(7,567)	$—	$(7,567)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$735,729	$5,609,414	$6,345,143
Second lien debt	—	11,959	18,157	30,116
Subordinated debt	—	—	1,481	1,481
Equity and Other Investments	—	—	14,314	14,314
Cash and cash equivalents	128,658	—	—	128,658
Total Portfolio Investments, Cash and Cash Equivalents	$128,658	$747,688	$5,643,366	$6,519,712
Percentage of total	1.97%	11.47%	86.56%	100.00%
Interest rate swaps	$—	$8,060	$—	$8,060
Foreign currency forward contracts	$—	$(18,860)	$—	$(18,860)

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$5,609,414	$18,157	$1,481	$14,314	$5,643,366
Purchase of investments (including PIK)	818,376	94	11	1,576	820,057
Proceeds from principal repayments and sales of investments	(326,312)	—	(1,139)	—	(327,451)
Amortization of premium/accretion of discount, net	6,609	24	—	—	6,633
Net realized gain (loss) on investments	6,089	—	8	—	6,097
Net change in unrealized appreciation (depreciation) on investments	(30,057)	(12)	(11)	(54)	(30,134)
Transfers out of Level 3 (1)	(183,703)	—	—	—	(183,703)
Transfers to Level 3 (1)	275,134	—	—	—	275,134
Fair value, end of period	$6,175,550	$18,263	$350	$15,836	$6,209,999
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2026	$(27,282)	$(12)	$(3)	$(54)	$(27,351)
(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the three months ended March 31, 2026, four investments were transferred from Level 2 to Level 3, as valuation coverage on level 2 investments decreased to less than two independent pricing services. For the three months ended March 31, 2026, there were two investments that were transferred from Level 3 to Level 2, as valuation coverage on level 3 investments increased to two or more independent pricing services.

	For the Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$3,654,487	$42,019	$990	$63,234	$3,760,730
Purchase of investments (including PIK)	507,557	92	307	1,208	509,164
Proceeds from principal repayments and sales of investments	(63,307)	—	—	—	(63,307)
Amortization of premium/accretion of discount, net	4,730	49	1	(42)	4,738
Net realized gain (loss) on investments	808	—	—	—	808
Net change in unrealized appreciation (depreciation) on investments	3,283	(37)	4	12	3,262
Transfers out of Level 3 (1)	—	—	—	—	—
Transfers to Level 3 (1)	52,917	—	—	—	52,917
Fair value, end of period	$4,160,475	$42,123	$1,302	$64,412	$4,268,312
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2025	$3,470	$(37)	$—	$11	$3,444
(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the three months ended March 31, 2025, three investments were transferred from Level 2 to Level 3, as valuation coverage on level 2 investments decreased to less than two independent pricing services. For the three months ended March 31, 2025, no investments were transferred from Level 3 to Level 2.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$5,579,149	Market Yield Analysis	Market Yield Discount Rates	6.27%	17.34%	10.09%
	323,207	Recent Transaction	Transaction Price	98.01	98.52	98.23
	5,902,356
Second lien debt	18,263	Market Yield Analysis	Market Yield Discount Rates	12.09%	14.09%	13.09%
Subordinated debt	8,162	Market Yield Analysis	Market Yield Discount Rates	17.71%	18.71%	18.21%
	5,778	Recent Transaction	Transaction Price	32.08	100.00	90.85
	13,940
Warrants	1,896	Recent Transaction	Transaction Price	514.28	514.28	514.28
Total	$5,936,455

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$5,296,337	Market Yield Analysis	Market Yield Discount Rates	5.95%	16.79%	9.71%
	127,215	Recent Transaction	Transaction Price	96.50	98.02	96.87
	5,423,552
Second lien debt	18,157	Market Yield Analysis	Market Yield Discount Rates	12.07%	13.07%	12.57%
Subordinated debt	1,481	Market Yield Analysis	Market Yield Discount Rates	11.66%	13.78%	12.42%
Preferred equity	8,162	Market Yield Analysis	Market Yield Discount Rates	17.80%	18.80%	18.30%
	4,255	Recent Transaction	Transaction Price	32.08	100.00	87.58
	12,417
Warrants	1,896	Recent Transaction	Transaction Price	514.28	514.28	514.28
Total	$5,457,503
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of March 31, 2026 and December 31, 2025, the Company had investments of this nature measured at fair value totaling $273.5 million and $185.9 million, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s variable interest Credit Facilities, which would be categorized as Level 3 investments within the fair value hierarchy, as of both March 31, 2026 and December 31, 2025, respectively, approximate their carrying value. The fair value of the Company's Series A Notes, Series C Notes, Series F Notes, and 2030 Notes (see Note 7. Borrowings) is based on vendor pricing received by the Company, which is considered a Level 3 input.

The following table presents the fair value of the Company’s Series A Notes, Series C Notes, Series F Notes, 2030 Notes, and 2031 Notes as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Outstanding Principal	Fair Value
Series A Notes	$69,000	$69,873
Series C Notes	116,000	119,740
Series F Notes	165,000	167,112
2030 Notes	500,000	503,484
2031 Notes	400,000	395,205
Total	$1,250,000	$1,255,414

	December 31, 2025
	Outstanding Principal	Fair Value
Series A Notes	$69,000	$70,030
Series C Notes	116,000	119,993
Series F Notes	165,000	168,293
2030 Notes	500,000	507,012
2031 Notes	400,000	397,707
Total	$1,250,000	$1,263,035

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

The Company’s outstanding debt obligations as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$485,000	$478,323	$65,000	10/30/2030
SPV II facility	795,000	712,000	702,243	83,000	9/18/2030
Collateralized loan obligations	390,000	390,000	387,081	—	10/15/2035
Revolving credit facility	670,000	580,000	575,123	90,000	11/19/2029
2030 Notes	500,000	500,000	494,325	—	5/31/2030
2031 Notes	400,000	400,000	386,354	—	2/5/2031
Series A Notes	69,000	69,000	68,546	—	8/7/2027
Series B Notes	75,000	75,000	74,507	—	8/7/2027
Series C Notes	116,000	116,000	114,866	—	8/7/2029
Series D Notes	75,000	75,000	74,267	—	8/7/2029
Series E Notes	50,000	50,000	49,587	—	5/20/2028
Series F Notes	165,000	165,000	165,432	—	5/20/2030
Series G Notes	50,000	50,000	49,491	—	5/20/2030
Total	$3,905,000	$3,667,000	$3,620,145	$238,000

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$474,000	$466,964	$76,000	10/30/2030
SPV II facility	795,000	727,000	716,705	68,000	9/18/2030
Collateralized loan obligations	390,000	390,000	387,006	—	10/15/2035
Revolving credit facility	670,000	160,000	154,792	510,000	11/19/2029
2030 Notes	500,000	500,000	497,343	—	5/31/2030
2031 Notes	400,000	400,000	388,406	—	2/5/2031
Series A Notes	69,000	69,000	68,464	—	8/7/2027
Series B Notes	75,000	75,000	74,417	—	8/7/2027
Series C Notes	116,000	116,000	114,782	—	8/7/2029
Series D Notes	75,000	75,000	74,213	—	8/7/2029
Series E Notes	50,000	50,000	49,539	—	5/20/2028
Series F Notes	165,000	165,000	166,513	—	5/20/2030
Series G Notes	50,000	50,000	49,461	—	5/20/2030
Total	$3,905,000	$3,251,000	$3,208,605	$654,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs, amortized original issue discount, and the fair value of any interest rate swap designated as a fair value hedge.
(2)
The unused portion is the amount upon which commitment fees are based, if any.

The components of interest expense for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Stated interest expense	$52,964	$42,189
Unused/undrawn fees	446	135
Administration fees	458	354
Interest rate swap	234	157
Accretion of original issue discount	420	—
Amortization of deferred financing costs	2,332	1,396
Total interest expense	$56,854	$44,231
Average borrowings	$3,478,231	$2,427,873

Weighted average interest rate (1)	6.27%	7.13%
Amortization of financing costs	0.27%	0.23%
Total borrowing costs	6.54%	7.36%

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

As of both March 31, 2026 and December 31, 2025, respectively, the Company was in compliance with all covenants associated with the SPV I Facility.

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

As of both March 31, 2026 and December 31, 2025, respectively, the Company was in compliance with all covenants associated with the SPV II Facility.

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

As of both March 31, 2026, and December 31, 2025, the Company had no outstanding Repurchase Obligations.

2023 Debt Securitization

On November 15, 2023 (the “Closing Date”), the Company completed an approximately $600 million term debt securitization (the “2023 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Company.

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

In connection with the offering of the Series F Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which predominately consists of floating rate loans. The notional amount of the interest rate swap was $165 million maturing on May 20, 2030, which aligns with the Series F Notes. The Company shall receive fixed rate interest semi-annually at 7.11%, and pay variable rate interest semi-annually based on 3-month SOFR plus 3.117%. The Company made $0.3 in net periodic payments for the three months ended March 31, 2026.

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

In connection with the issuance of the 2030 Notes the Company entered into a registration rights agreement, pursuant to which the Company filed a registration statement with the SEC and, on February 17, 2026, commenced an offer to exchange the unregistered 2030 Notes initially issued on April 2, 2025 for newly issued registered notes with substantially identical terms (the “Exchange Offer”). The Exchange Offer expired on March 18, 2026 and the related exchange was completed promptly thereafter.

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

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of March 31, 2026 and December 31, 2025, the Company’s unfunded commitments consisted of the following:

March 31, 2026
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
7Ridge Investments	Delayed Draw	7/7/2026	$11,119	$—
Agrofresh	Revolver	3/31/2029	5,581	(62)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(342)
AmerSpirit FL LLC	Delayed Draw	8/15/2027	19,021	(250)
AVSC Holding Corporation	Revolver	12/5/2029	5,152	(76)
Best Trash LLC	Delayed Draw	10/10/2026	25,000	(105)
Best Trash LLC	Revolver	7/10/2031	6,060	(56)
Boasso Global	Revolver	7/1/2026	6,250	(139)
Brown & Root	Revolver	10/3/2030	24,005	(343)
Cadogan Tate	Delayed Draw	10/31/2026	54,091	(246)
Cadogan Tate	Revolver	10/31/2031	10,000	(120)
Carevet LLC	Delayed Draw	6/18/2026	5,429	(29)
Carevet LLC	Delayed Draw	6/18/2026	12,078	177
Carevet LLC	Delayed Draw	6/18/2029	11,000	162
Carevet LLC	Delayed Draw	6/18/2029	667	-
Carevet LLC	Revolver	6/18/2029	6,600	(43)
Cargotuff Buyer LLC	Delayed Draw	1/29/2028	23,333	(110)
Cargotuff Buyer LLC	Revolver	1/29/2032	7,778	(76)
Clubcorp Holdings Inc.	Delayed Draw	7/10/2027	9,600	(57)
Clubcorp Holdings Inc.	Revolver	7/10/2031	16,000	(211)
Confluent Holdings LLC	Delayed Draw	7/2/2026	2,571	15
Red Fox CD Acquisition Corp.	Delayed Draw	11/21/2026	21,180	(348)
Disa Holdings Corp.	Revolver	9/9/2028	2,222	(18)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(191)
FEG, Inc.	Revolver	5/10/2030	15,000	(207)
Foundation Risk Partners	Delayed Draw	2/26/2027	3,508	(5)
Foundation Risk Partners	Revolver	10/29/2029	4,337	-
Four Winds Interactive LLC	Delayed Draw	2/20/2027	2,903	(78)
Four Winds Interactive LLC	Revolver	2/20/2030	1,935	(72)
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,437	(222)
Fullsteam	Delayed Draw	8/8/2027	8,077	(32)
Fullsteam	Revolver	8/8/2031	2,692	(24)
Great Day Improvements LLC	Revolver	6/13/2030	7,700	(108)
Healthco Investment LTD	Delayed Draw	2/19/2029	6,614	(54)
Helios UK Bidco Limited	Revolver	3/2/2031	8,008	(194)
Highgate Hotels, L.P.	Revolver	11/3/2029	8,250	(151)
Highgate Hotels, L.P.	Delayed Draw	12/9/2027	25,000	(209)
Hotel Equities Group, LLC	Revolver	1/22/2029	3,825	(43)
Inframark	Delayed Draw	7/31/2026	1,234	9
Inspired Pet Nutrition	Delayed Draw	9/1/2028	3,969	780
K1 Speed Inc.	Delayed Draw	1/2/2028	2,428	(47)
Kite UK Bidco Ltd	Delayed Draw	1/9/2028	28,730	(208)
Learnosity	Revolver	1/15/2031	7,500	(75)
Legends Hospitality	Revolver	8/22/2030	3,563	(52)
Ligado Networks LLC	Delayed Draw	12/31/2026	1,726	(190)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2031	5,538	(55)

March 31, 2026
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Natural Partners, Inc.	Revolver	3/15/2028	6,563	(55)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(39)
PetVet Care Centers	Revolver	11/15/2029	5,585	(801)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2026	10,101	(26)
RPX Corporation	Revolver	8/2/2030	6,122	(58)
S.A.F.E. Management	Delayed Draw	11/24/2028	12,000	7
S.A.F.E. Management	Delayed Draw	5/24/2027	326	-
S.A.F.E. Management	Revolver	11/24/2031	5,000	(47)
Sandlot Baseball Borrower Co.	Delayed Draw	6/5/2026	21,933	47
Sandlot Baseball Borrower Co.	Delayed Draw	9/6/2027	32,000	5
Sandlot Baseball Borrower Co.	Revolver	12/27/2030	10,000	-
Sheffield United F.C.	Delayed Draw	5/14/2026	19,841	(14)
Sky Merger Sub, LLC	Delayed Draw	5/28/2026	12,500	115
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(395)
Solvias AG	Revolver	2/27/2030	22,514	(441)
Spartan College LLC	Delayed Draw	9/25/2026	10,070	50
St. Croix	Revolver	10/24/2032	8,573	(80)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(356)
Systems Planning and Analysis, Inc.	Delayed Draw	6/6/2027	4,712	(6)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	5,827	(37)
Tequilas Premium	Revolver	3/6/2031	25,000	(493)
Townsend	Revolver	8/1/2030	2,500	(50)
Trillium FlowControl	Delayed Draw	6/20/2026	3,667	24
Trillium FlowControl	Revolver	12/20/2029	3,000	(3)
True Talent Advisory Borrower, LLC	Delayed Draw	1/9/2028	31,500	(295)
True Talent Advisory Borrower, LLC	Revolver	1/9/2032	15,750	(304)
USA Debusk LLC	Delayed Draw	4/30/2026	1,527	2
USA Debusk LLC	Revolver	4/30/2030	38	-
USA Debusk LLC	Revolver	4/30/2030	1,030	(10)
Total Unfunded Commitments			$789,488	$(6,965)

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
7Ridge Investments	Delayed Draw	7/7/2026	$11,119	$35
Agrofresh	Revolver	3/31/2029	5,581	(67)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(106)
AmerSpirit FL LLC	Delayed Draw	8/15/2027	24,204	(336)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(99)
Best Trash LLC	Delayed Draw	10/10/2026	25,000	(115)
Best Trash LLC	Revolver	7/10/2031	6,060	(58)
Boasso Global	Revolver	7/1/2026	5,729	(132)
Brown & Root	Revolver	10/3/2030	20,060	(286)
Cadogan Tate	Delayed Draw	10/31/2026	54,091	(274)
Cadogan Tate	Revolver	10/31/2031	12,500	(157)
Carevet LLC	Delayed Draw	6/18/2026	8,201	(47)
Carevet LLC	Delayed Draw	6/18/2026	12,078	173
Carevet LLC	Revolver	6/18/2029	6,600	(46)
Clubcorp Holdings Inc.	Delayed Draw	7/10/2027	9,600	(62)
Clubcorp Holdings Inc.	Revolver	7/10/2031	16,000	(221)
Confluent Holdings LLC	Delayed Draw	7/2/2026	9,915	39
Red Fox CD Acquisition Corp.	Delayed Draw	11/21/2026	30,940	(540)
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	3/31/2026	10,168	8
Disa Holdings Corp.	Delayed Draw	3/1/2026	354	(1)
Disa Holdings Corp.	Revolver	9/9/2028	3,055	(28)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(204)
FEG, Inc.	Revolver	5/10/2030	15,000	(219)
Foundation Risk Partners	Delayed Draw	2/26/2027	4,872	(9)
Foundation Risk Partners	Revolver	10/29/2029	4,003	-
Four Winds Interactive LLC	Delayed Draw	2/20/2027	2,903	(19)
Four Winds Interactive LLC	Revolver	2/20/2030	1,935	(32)
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,024	-
Fullsteam	Delayed Draw	8/8/2027	8,077	(25)
Fullsteam	Revolver	8/8/2031	2,692	(25)
Great Day Improvements LLC	Revolver	6/13/2030	11,200	(167)
Healthco Investment LTD	Delayed Draw	2/19/2029	6,738	(61)
Highgate Hotels, L.P.	Revolver	11/3/2029	12,500	(245)
Highgate Hotels, L.P.	Delayed Draw	12/9/2027	25,000	(240)
Hotel Equities Group, LLC	Revolver	1/22/2029	7,100	(87)
Inframark	Delayed Draw	7/31/2026	1,234	4
Inspired Pet Nutrition	Delayed Draw	9/1/2028	4,044	(26)
K1 Speed Inc.	Delayed Draw	1/2/2026	2,429	(35)
Learnosity	Revolver	1/15/2031	7,500	(79)
Legends Hospitality	Delayed Draw	8/22/2026	638	(4)
Legends Hospitality	Revolver	8/22/2030	5,063	(79)
Ligado Networks LLC	Delayed Draw	12/31/2026	1,726	(337)
Maxar Technologies Inc.	Revolver	5/3/2029	5,316	-
Natural Partners, Inc.	Revolver	3/15/2028	6,563	(58)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(42)
PetVet Care Centers	Revolver	11/15/2029	6,283	(543)

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Pharmalogic Holdings Corp	Delayed Draw	6/21/2026	20,202	(75)
RPX Corporation	Revolver	8/2/2030	6,122	(61)
S.A.F.E. Management	Delayed Draw	11/24/2028	12,000	2
S.A.F.E. Management	Delayed Draw	2/24/2026	20,320	3
S.A.F.E. Management	Delayed Draw	5/24/2027	13,000	2
S.A.F.E. Management	Revolver	11/24/2031	2,383	(23)
S.A.F.E. Management	Capital Commitment	11/24/2031	1,522	-
Sandlot Baseball Borrower Co.	Delayed Draw	6/5/2026	21,933	35
Sandlot Baseball Borrower Co.	Revolver	12/27/2028	10,000	-
Sky Merger Sub, LLC	Delayed Draw	5/28/2026	12,500	99
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(426)
Solvias AG	Revolver	2/27/2030	22,711	(472)
Spartan College LLC	Delayed Draw	9/25/2026	10,070	38
St. Croix	Revolver	10/24/2032	8,573	(83)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(94)
Systems Planning and Analysis, Inc.	Delayed Draw	6/6/2027	4,712	(11)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,669	(27)
Townsend	Revolver	8/1/2030	2,500	(54)
Trillium FlowControl	Delayed Draw	6/20/2026	3,667	(16)
Trillium FlowControl	Revolver	12/20/2029	3,000	(18)
USA Debusk LLC	Delayed Draw	4/30/2026	5,115	(10)
USA Debusk LLC	Revolver	4/30/2030	1,183	(11)
Total Unfunded Commitments			$679,658	$(6,054)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both March 31, 2026 and December 31, 2025, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

The Company has the authority to issue up to 200,000,000 shares of stock, which are classified as common stock, par value $0.001 per share. The Company previously issued 250 shares of preferred stock, par value $0.001 per share, which were previously designated the “12.0% Series A Cumulative Non-Voting Preferred Stock”. All preferred shares were redeemed effective December 15, 2025. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of March 31, 2026, the Company had received Capital Commitments totaling approximately $3.5 billion ($589.4 million remaining undrawn).

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements as of March 31, 2026:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
March 8, 2023	2,601,909	$60,000
April 21, 2023	4,446,421	$100,000
August 8, 2023	3,225,807	$75,000
December 29, 2023	4,310,345	$100,000
March 27, 2024	9,449,812	$225,000
June 5, 2024	16,366,612	$400,000
July 10, 2024	4,163,197	$100,000
September 27, 2024	14,553,015	$350,000
October 31, 2024	10,300,783	$250,000
September 4, 2025	12,437,811	$300,000
October 24, 2025	8,371,704	$200,000
November 7, 2025	12,494,793	$300,000
Total	123,010,182	$2,949,988

Distributions

The Company declared the following distributions for the three months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date	Regular Distribution	Special Distribution	Per Share Amount	Total Amount
For Calendar Year 2026
March 9, 2026	March 13, 2026	March 27, 2026	$0.57	$—	$0.57	$78,799
					$0.57	$78,799
For Calendar Year 2025
March 4, 2025	March 13, 2025	March 27, 2025	$0.65	$—	$0.65	$65,397
					$0.65	$65,397

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

The following table summarizes the DRP Shares issued to shareholders who have “opted in” to the DRP as of March 31, 2026 and the value of such Shares as of the payment dates:

Payment Date	DRP Shares Issued	DRP Shares Value
April 15, 2022	286,055	$7,200
July 15, 2022	373,593	$9,321
October 17, 2022	377,076	$8,646
December 30, 2022	801,437	$18,056
April 17, 2023	637,800	$13,892
June 28, 2023	754,571	$16,789
September 28, 2023	828,460	$18,945
December 28, 2023	1,347,765	$31,456
March 28, 2024	861,529	$20,039
June 27, 2024	1,246,983	$29,653
September 27, 2024	1,179,974	$28,260
December 27, 2024	2,210,389	$53,204
March 27, 2025	1,555,293	$37,125
June 27, 2025	1,630,752	$38,877
September 26, 2025	555,901	$13,158
December 29, 2025	586,516	$13,900
March 27, 2026	587,056	$13,918
	15,821,150	$372,439

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per Share during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Net increase in net assets resulting from operations	$60,852	$62,271
Weighted average shares outstanding	138,276,532	100,696,962
Earnings per share	$0.44	$0.62

Note 11. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Per Share Data:
Net assets, beginning of period	$23.71	$23.87
Net investment income (1)	0.58	0.65
Net realized gain (loss) (1)	0.09	(0.02)
Net change in unrealized appreciation (depreciation) (2)	(0.23)	(0.01)
Net increase in net assets resulting from operations	0.44	0.62
Distributions declared from distributable earnings (3)	(0.57)	(0.65)
Total increase (decrease) in net assets	(0.13)	(0.03)
Net assets, end of period	$23.58	$23.84
Shares outstanding, end of period	138,831,332	102,166,799
Total return based on NAV (4)	1.86%	2.57%
Ratios:
Expenses to average net assets (5)	10.62%	11.43%
Net investment income to average net assets (5)	9.67%	10.52%
Portfolio turnover rate (6)	5.78%	4.15%
Supplemental Data:
Net assets, end of period	$3,274,323	$2,435,910
Total capital commitments, end of period	$3,539,354	$2,913,733
Ratios of total contributed capital to total committed capital, end of period	83.35%	73.79%
Average debt outstanding	$3,478,231	$2,427,873
Asset coverage ratio (7)	189.5%	193.6%

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

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of May 13, 2026, the date that the consolidated financial statements were issued. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2026.

Subsequent to March 31, 2026, the Company invested in the senior secured loan of Anvil Bidco.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this management's discussion and analysis of financial condition and results of operations relates to MSD Investment Corp., including its wholly-owned subsidiaries (collectively, "we", "us", "our" or the "Company"). The terms “Adviser” and “MSD,” prior to June 30, 2025, refer to MSD Partners, L.P., a Delaware limited partnership, and subsequent to June 30, 2025, refer to BDT & MSD BDC Management, LLC, a Delaware limited liability company, each in their capacity as our investment adviser. The term “Administrator,” prior to August 11, 2025, refers to MSD Partners, L.P., and subsequent to August 11, 2025, refers to BDT & MSD BDC Management, LLC, in its capacity as our administrator. The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” The discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those risks set forth in section entitled “Part I Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 26, 2026.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of March 31, 2026 and December 31, 2025 and (ii) for the three months ended March 31, 2026 and 2025:

	As of
	March 31, 2026	December 31, 2025
Total assets	$7,012,012	$6,590,450
Investments in portfolio companies, at fair value	$6,824,822	$6,391,054
Borrowings	$3,667,000	$3,251,000
Net assets	$3,274,323	$3,278,352
Net asset value per common share	$23.58	$23.71
Leverage ratio (borrowings / total assets)	52.3%	49.3%

	For the Three Months Ended March 31,
	2026	2025
Average net assets	$3,276,338	$2,418,922
Average borrowings	$3,478,231	$2,427,873
Cost of investments purchased	$836,993	$590,330
Sales of investments	$50,952	$47,110
Principal repayments	$330,961	$149,356
Net investment income	$80,819	$65,223
Net realized gains (losses)	$11,847	$(1,839)
Net change in unrealized appreciation (depreciation)	$(31,814)	$(1,113)
Net increase (decrease) in net assets resulting from operations	$60,852	$62,271
Net investment income per share - basic and diluted	$0.58	$0.65
Earnings per share - basic and diluted	$0.44	$0.62

Portfolio and Investment Activity for the three months ended March 31, 2026 and 2025

The following table presents our portfolio company activity for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Portfolio companies at beginning of period	89	84
Number of added portfolio companies	6	6
Number of exited portfolio companies	(4)	(4)
Portfolio companies at period end	91	86

Number of debt investments period end	215	168
Number of equity and other investments at period end	4	6

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$6,345,144	$30,116	$1,481	$14,314	$6,391,055
Purchase of investments	835,417	—	—	1,576	836,993
Proceeds from principal repayments and sales of investments	(380,774)	—	(1,139)	—	(381,913)
Other changes in fair value (1)	(20,871)	(396)	8	(54)	(21,313)
Fair value, end of period	$6,778,916	$29,720	$350	$15,836	$6,824,822

	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$4,375,355	$89,485	$990	$63,234	$4,529,064
Purchase of investments	590,059	—	271	—	590,330
Proceeds from principal repayments and sales of investments	(196,466)	—	—	—	(196,466)
Other changes in fair value (1)	18,644	280	41	1,178	20,143
Fair value, end of period	$4,787,592	$89,765	$1,302	$64,412	$4,943,071

(1)
Other changes in fair value includes changes resulting from realized and unrealized gains and losses, amortization/accretion and increases from PIK income.

The following table presents selected information regarding our investment portfolio as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026		December 31, 2025
Investments:
Number of portfolio companies	91		89
Number of investments	219		203
Average investment at fair value	$31,164		$31,483
Average cost of debt investments as a percentage of par (1)	97.99%		97.71%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.13%		0.14%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.08%		0.07%
Number of debt investments on non-accrual status	1		1
Weighted Average EBITDA (mm) (2)	139.5		150.2
Median EBITDA (mm) (2)	102.5		119.5
Weighted average net debt through tranche (2)	4.1x		4.2x
Weighted average interest rate coverage (2)	2.7x		2.5x
Percentage of sponsored investments	84.44%		90.40%

Floating interest rate debt investments:
Percent of debt portfolio (3)	99.3%		99.2%
Weighted average interest rate floors	0.97%		0.90%
Weighted average coupon spread to base interest rate	547	bps	550	bps
Weighted average effective yield on floating rate debt investments at amortized cost (4)	9.61%		9.72%
3 Month SOFR	3.68%		3.65%

Fixed interest debt investments: (5)
Percent of debt portfolio (3)	0.7%		0.8%
Weighted average coupon rate	12.37%		12.37%
Weighted average effective yield on fixed rate debt investments at amortized cost (4)	12.48%		13.89%

Other metrics:
Weighted average years to maturity on debt investments	4.39	years	4.45	years
Weighted average effective yield on the portfolio at amortized cost (4) (5)	9.63%		9.76%
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

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$—	-%	$16,697	0.3%
2026	62,935	0.9	50,578	0.8
2027	146,541	2.1	147,083	2.2
2028	696,004	10.0	862,956	13.2
2029	1,149,490	16.4	1,193,538	18.3
2030	2,293,570	32.7	2,238,383	34.3
2031	1,577,100	22.6	1,202,888	18.4
2032	998,722	14.3	813,777	12.5
2033	67,858	1.0	350	—
	$6,992,220	100.0%	$6,526,250	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026			As of December 31, 2025
Risk Rating	Fair Value	% of Portfolio	# of Investments	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—	$—	0.0%	—
2	110,358	1.6	6	138,382	2.2	7
3	6,553,310	96.0	200	6,079,704	95.1	181
4	152,116	2.2	9	165,169	2.6	11
5	9,038	0.1	4	7,799	0.1	4
	$6,824,822	100.0%	219	$6,391,054	100.0%	203

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

Operating Results for the three months ended March 31, 2026 and 2025 are presented below:

	For the Three Months Ended March 31,
	2026	2025
Total investment income	$164,562	$133,273
Total expenses	83,743	68,050
Net investment income	80,819	65,223
Net realized gain (loss)	11,847	(1,839)
Net change in unrealized appreciation (depreciation)	(31,814)	(1,113)
Net increase (decrease) in net assets resulting from operations	$60,852	$62,271

Investment Income

Investment income consisted of the following components for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Interest income on debt securities
Cash interest	$152,212	$113,583
PIK interest	3,652	7,968
Net accretion/amortization of discounts/premiums	7,485	6,406
Total interest on debt securities	163,349	127,957
Dividend Income	338	1,015
PIK dividend	—	1,208
Total interest and dividend income	163,687	130,180
Other income	875	3,093
Total investment income	$164,562	$133,273
Average investments at cost (1)	$6,627,469	$4,739,863
Income return (2)	2.47%	2.75%

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

The table below shows a breakdown of our operating expenses for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Fixed Operating Expenses
Professional fees (1)	$1,313	$1,388
Board of directors' fees	120	78
General and other expenses	264	529
Organization and offering costs (2)	—	18
Total fixed operating expenses	1,697	2,013

Variable operating expenses:
Interest expense (3)	56,854	44,231
Management fees	12,495	8,966
Administrative expense (4)	1,512	1,513
Custody expense	416	305
Transfer agency fees	30	33
Total variable operating expenses	71,307	55,048

Performance-dependent expenses:
Income based incentive fee	13,734	11,432
Capital gains incentive fee	(2,995)	(443)
Total performance-dependent expenses	10,739	10,989

Total expenses	$83,743	$68,050

(1)
Professional fees includes the expenses for third-party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the three months ended March 31, 2026 and 2025 are described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the three months ended March 31, 2026, our net realized gains (losses) were $11.8 million, and our net change in unrealized appreciation (depreciation) was ($31.8) million. For the three months ended March 31, 2025, our net realized gains (losses) were $(1.8) million and our net change in unrealized appreciation (depreciation) was $(1.1) million.

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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of March 31, 2026 and December 31, 2025, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Fair value of level 3 investments at the end of the period	$6,209,999	$4,268,312
Fair value assuming a 5% increase in value	6,520,499	4,481,728

Increase in unrealized appreciation	310,500	213,416
(Increase) in management fees	(582)	(400)
(Increase) in capital gains incentive fees (1)	(46,575)	(32,012)
Increase in net assets resulting from operations	$263,343	$181,004

Weighted average shares outstanding	138,276,532	100,696,962
Shares outstanding at the end of the period	138,831,332	102,166,799

Increase in earnings per share	$1.90	$1.80
Increase in net assets per share	$1.90	$1.77

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

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of March 31, 2026 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated, in addition to interest rate swaps to offset fixed rate exposure on our Series F Notes, 2030 Notes, and 2031 Notes (see Note 5. Derivative Instruments in the accompanying consolidated financial statements). However, no assurance can be given that such hedging transactions will be effective.

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

Liquidity

The tables below present a summary of our liquidity position as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$126,668	$128,658
Unused borrowing capacity	238,000	654,000
Principal receivable	2,519	20,809
Unfunded investment commitments (1)	(789,488)	(679,658)
Undrawn capital commitments	589,366	589,366
Other net working capital (2)	(81,361)	(74,828)
	$85,704	$638,347
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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I facility	$485,000	$—	$—	$485,000	$—
SPV II facility	712,000	—	—	712,000	—
Collateralized loan obligations	390,000	—	—	—	390,000
Revolving credit facility	580,000	—	—	580,000	—
2030 Notes	500,000	—	—	500,000	—
2031 Notes	400,000	—	—	400,000	—
Series A Notes	69,000	—	69,000	—	—
Series B Notes	75,000	—	75,000	—	—
Series C Notes	116,000	—	—	116,000	—
Series D Notes	75,000	—	—	75,000	—
Series E Notes	50,000	—	50,000	—	—
Series F Notes	165,000	—	—	165,000	—
Series G Notes	50,000	—	—	50,000	—
Total Contractual Obligations	$3,667,000	$—	$194,000	$3,083,000	$390,000

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of March 31, 2026, 99.3% of our debt investments (99.0% of our total investments), or $6.76 billion measured at fair value, are subject to floating interest rates. Additionally, the SPV I Facility, the SPV II Facility, the collateralized loan obligations, the Revolving Credit Facility, and certain of the Notes are subject to floating interest rates. In connection with our Series F Notes, 2030 Notes, and 2031 Notes, which bear interest at fixed rates, we entered into interest rate swaps in order to align the interest rate risk of our liabilities with our investment portfolio. A prolonged period of elevated interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate debt securities. Since the majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for the Income-Based Fee as described in Note 3. Agreements and Related Party Transactions.

Following a period of elevated interest rates to address inflation concerns, the Federal Reserve has reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve maintained this range at its January, March, and April 2026 meetings. In considering the extent and timing of additional rate cuts in the future, the Federal Reserve stated that it will carefully assess incoming data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. While Federal Reserve has indicated that there may be additional rate cuts in the future, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200, or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2026. Interest expense is calculated based on the terms of the Financing Facility, using the outstanding balance as of March 31, 2026. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2026, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$205,381	$(104,944)	$100,437
Up 200 basis points	136,120	(70,124)	65,996
Up 100 basis points	66,860	(35,304)	31,556
Down 100 basis points	(67,078)	34,336	(32,742)
Down 200 basis points	(129,530)	69,156	(60,374)
Down 300 basis points	(174,669)	103,976	(70,693)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026 (See “Part I Item 1A. Risk Factors”), which is accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2026 to the risk factors discussed in Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
Item 7.01. Regulation FD Disclosure.

On May 5, 2026, the board of directors of the Company declared a regular distribution to common stockholders in the amount of $0.57 per share. The distribution will be payable on June 29, 2026 to common stockholders of record as of June 15, 2026.

Item 8.01. Other Events.

BDT & MSD announced that Beat Cabiallavetta is expected to join BDT & MSD in September 2026 as Head of Corporate Credit. Prior to joining BDT & MSD, Mr. Cabiallavetta served as the Global Head of Hybrid Capital at Goldman Sachs from 2020 to 2026 and in various other roles at Goldman Sachs since 2005. Following Mr. Cabiallavetta's arrival, Jeremy Herz and Matthew Olim, who have served as Co-Heads of Corporate Credit at BDT & MSD and as portfolio managers of the Company, are expected to transition to advisory partners to support continuity across legacy credit strategies.

(c)
For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has adopted, modified or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

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
10.3

Administration Agreement between the Company and the Administrator dated November 24, 2021 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.4

Administration Agreement Agreement between the Company and the Administrator effective January 1, 2023 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 23, 2023)

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

10.16

Indenture, dated as of November 15, 2023, by and between MSD BDC CLO I, LLC and U.S. Bank Trust Company, National Association. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 25, 2024)

10.17

Collateral Management Agreement, dated November 15, 2023, by and between MSD BDC CLO I, LLC and MSD Partners, L.P. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 25, 2024)

10.18

Master Transfer Agreement, dated as of November 15, 2023, by and between MSD Investment Corp., as seller, and MSD BDC CLO I, LLC, as purchaser. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 25, 2024)

10.19

Amendment No. 2 to the Loan and Servicing Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.19 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.20

Amendment No. 4 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC, as borrower, the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, Deutsche Bank AG, New York Branch as facility agent, U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian (incorporated by reference to Exhibit 10.20 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.21

Amendment No. 3 to the Loan and Servicing Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.22

Note Purchase Agreement, dated August 7, 2024, by and between MSD Investment Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q filed on August 14, 2024)

10.23

Note Purchase Agreement, dated November 20, 2024, by and between MSD Investment Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2024)

10.24

Senior Secured Credit Agreement by and among MSD Investment Corp., as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 26, 2024)

10.25

Commitment Increase Agreement by and among MSD Investment Corp., as borrower, Royal Bank of Canada, Deutsche Bank AG, New York Branch, and U.S. Bank National Association, as the assuming lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 4, 2025)

10.26

Amendment No. 4 to the Loan and Servicing Agreement, dated September 18, 2025, by and among MSD Investment Corp., as collateral manager, MSD BDC SPV II, LLC, as borrower, Citizens Bank N.A as lender and administrative agent, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian(incorporated by reference to Exhibit 10.26 of the Quarterly Report on Form 10-Q filed on November 14, 2025)

10.27

Commitment Increase Agreement by and among MSD Investment Corp., as borrower, BNP Paribas as the assuming lender, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2025)

10.28

Amendment No. 6 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC, as borrower, the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, Deutsche Bank AG, New York Branch as facility agent, U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian (incorporated by reference to Exhibit 10.28 of the Quarterly Report on Form 10-Q filed on November 14, 2025)

10.29

Amendment No. 5 to the Loan and Security Agreement, dated as of November 26, 2025, by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed on March 26, 2026)

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

MSD Investment Corp.

Date:	May 13, 2026	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	May 13, 2026	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer