Form 10-Q
period 2026-06-30
MSD Investment Corp.
filed 2026-08-14
CIK 1849894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 14, 2026 was 149,006,848.

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

MSD Investment Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$6,857,807	$6,391,054
Cash and cash equivalents	226,255	128,658
Restricted cash	26,120	3,160
Interest and dividends receivable	33,082	28,665
Principal receivable	3,635	20,809
Prepaid expenses and other assets	5,735	18,104
Total assets	$7,152,634	$6,590,450

LIABILITIES
SPV I facility	$520,000	$474,000
SPV II facility	684,000	727,000
Collateralized loan obligations	390,000	390,000
Unsecured Notes	1,778,683	1,499,425
Revolving credit facility	100,000	160,000
Deferred financing costs net of accumulated amortization	(40,984)	(41,820)
Total debt, net of financing costs	3,431,699	3,208,605
Payable for investments purchased	113,785	12,627
Interest payable	47,533	34,977
Income based incentive fee payable	13,967	13,369
Management fees payable	12,845	11,777
Capital gains incentive fee payable	—	4,386
Accrued expenses and other liabilities	21,536	3,261
Accrued professional fees	136	840
Due to affiliates	4,375	2,625
Financing costs payable	1,065	771
Unrealized depreciation on forward contracts	6,850	18,860
Total liabilities	$3,653,791	$3,312,098
Commitments and contingencies (Note 8)
NET ASSETS
Common stock, par value $0.001 (200,000,000 shares authorized, 149,006,848 and 138,244,276 shares issued and outstanding, respectively)	149	138
Paid-in capital in excess of par value	3,554,467	3,301,386
Distributable earnings (accumulated losses)	(55,773)	(23,172)
Total net assets	$3,498,843	$3,278,352
Net asset value per common share	$23.48	$23.71

(1)
Non-controlled/non-affiliated investments at amortized cost $6,921,616 and $6,389,065 as of June 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$159,910	$126,354	$319,607	$246,343
Dividend Income	346	217	684	1,232
Payment-in-kind interest income	6,877	6,709	10,529	14,677
Payment-in-kind dividend income	—	1,568	—	2,776
Other income	1,714	23	2,589	3,116
Total investment income	168,847	134,871	333,409	268,144
Expenses:
Interest expense	59,001	49,600	115,855	93,831
Income based incentive fee	13,967	10,882	27,701	22,314
Management fees	12,845	9,461	25,340	18,427
Administration expense	1,548	1,352	3,061	2,865
Capital gains incentive fee	(1,391)	(1,806)	(4,386)	(2,249)
Professional fees	1,469	1,127	2,782	2,515
Custody expense	410	315	827	620
General and other expenses	302	302	566	831
Board of directors’ fee	126	77	246	155
Organization and offering costs	—	—	—	18
Transfer agency fees	30	92	60	125
Total expenses	88,307	71,402	172,052	139,452
Net investment income (loss)	80,540	63,469	161,357	128,692

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	5,210	2,575	15,801	2,981
Foreign currency forward contracts	787	(3,391)	471	(5,259)
Foreign currency transactions	47	364	1,619	(13)
Net realized gain (loss)	6,044	(452)	17,891	(2,291)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(22,758)	19,878	(65,800)	24,073
Foreign currency forward contracts	717	(31,829)	12,011	(37,157)
Foreign currency transactions	(63)	361	(129)	381
Net change in unrealized appreciation (depreciation)	(22,104)	(11,590)	(53,918)	(12,703)
Net realized and unrealized gain (loss)	(16,060)	(12,042)	(36,027)	(14,994)
Net increase (decrease) in net assets resulting from operations	$64,480	$51,427	$125,330	$113,698

Preferred Stock Dividends	—	(22)	—	(45)
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$64,480	$51,405	$125,330	$113,653

Per share information - basic and diluted:
Net investment income (loss) per share (basic and diluted)	$0.58	$0.62	$1.17	$1.27
Earnings per share (basic and diluted)	$0.46	$0.50	$0.90	$1.12
Distributions declared per common share	$0.57	$0.67	$1.14	$1.32
Weighted average shares outstanding (basic and diluted)	139,364,750	102,237,701	138,823,572	101,467,721

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except shares)

				Accumulated Earnings
	Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2025	138,244,276	$138	$3,301,386	$(23,172)	$3,278,352
Operations:
Net investment income	—	—	—	80,819	80,819
Net realized gain (loss)	—	—	—	11,847	11,847
Net change in unrealized appreciation (depreciation)	—	—	—	(31,814)	(31,814)
Net increase (decrease) in net assets resulting from operations	—	—	—	60,852	60,852
Shareholder distributions:
From distributable earnings	—	—	—	(78,799)	(78,799)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(78,799)	(78,799)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	587,056	1	13,917	—	13,918
Issuance of shares	—	—	—	—	—
Net increase (decrease) for the period	587,056	1	13,917	(17,947)	(4,029)
Balance, March 31, 2026	138,831,332	$139	$3,315,303	$(41,119)	$3,274,323
Operations:
Net investment income	—	—	—	80,540	80,540
Net realized gain (loss)	—	—	—	6,044	6,044
Net change in unrealized appreciation (depreciation)	—	—	—	(22,104)	(22,104)
Net increase (decrease) in net assets resulting from operations	—	—	—	64,480	64,480
Shareholder distributions:
From distributable earnings	—	—	—	(79,134)	(79,134)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	(79,134)	(79,134)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	601,048	1	14,173	—	14,174
Issuance of shares	9,574,468	9	224,991	—	225,000
Net increase (decrease) for the period	10,175,516	10	239,164	(14,654)	224,520
Balance, June 30, 2026	149,006,848	$149	$3,554,467	$(55,773)	$3,498,843

						Accumulated Earnings
	Preferred Shares		Common Shares		Paid-in-Capital in	(Loss), Net of	Total
	Shares	Par Value	Shares	Par Value	Excess of Par Value	Distributions	Net Assets
Balance, December 31, 2024	250	$—	100,611,506	$101	$2,409,165	$(7,332)	$2,401,934
Operations:
Net investment income	—	—	—	—	—	65,223	65,223
Net realized gain (loss)	—	—	—	—	—	(1,839)	(1,839)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(1,113)	(1,113)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	62,271	62,271
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(65,420)	(65,420)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(65,420)	(65,420)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	1,555,293	1	37,124	—	37,125
Issuance of common shares	—	—	—	—	—	—	—
Net increase (decrease) for the period	—	—	1,555,293	1	37,124	(3,149)	33,976
Balance, March 31, 2025	250	$—	102,166,799	$102	$2,446,289	$(10,481)	$2,435,910
Operations:
Net investment income	—	—	—	—	—	63,469	63,469
Net realized gain (loss)	—	—	—	—	—	(452)	(452)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(11,590)	(11,590)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—	51,427	51,427
Shareholder distributions:
Distributions to shareholders	—	—	—	—	—	(68,474)	(68,474)
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—	(68,474)	(68,474)
Capital Share Transactions:
Common Shares issued from reinvestment of distributions	—	—	1,630,752	2	38,875	—	38,877
Issuance of shares	—	—	—	—	—	—	—
Net increase (decrease) for the period	—	—	1,630,752	2	38,875	(17,047)	21,830
Balance, June 30, 2025	250	$—	103,797,551	$104	$2,485,164	$(27,528)	$2,457,740

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except shares)

	For the Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$125,330	$113,698
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(10,529)	(17,453)
Net accretion of discount and amortization of premium	(13,789)	(11,291)
Proceeds from sale of investments and principal repayments	874,756	385,385
Purchases of investments	(1,367,189)	(863,644)
Net realized (gains) losses on investments	(15,801)	(2,981)
Net change in unrealized (appreciation) depreciation on investments	65,800	(24,073)
Net receipt of settlement of derivatives	471	(5,259)
Net realized (gains) losses on derivatives	(471)	5,259
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(12,011)	37,157
Amortization of deferred financing costs	4,760	3,311
Amortization of discount on debt	872	249
(Increase) decrease in operating assets:
Interest and dividends receivable	(4,417)	3,191
Principal receivable	17,174	5,336
Prepaid expenses and other assets	(480)	(20)
Increase (decrease) in operating liabilities:
Due to affiliates	1,750	(1,876)
Payable for investments purchased	101,158	(11,855)
Management fees payable	1,068	1,398
Income based incentive fee payable	598	483
Capital gains incentive fee payable	(4,386)	(2,249)
Interest payable	12,556	11,612
Accrued professional fees	(704)	(125)
Accrued expenses and other liabilities	11,138	9,663
Net cash provided by (used in) operating activities	(212,346)	(364,084)
Cash flow from financing activities
Debt borrowings	1,028,374	1,196,790
Debt repayments	(787,000)	(705,000)
Proceeds from issuance of common shares	225,000	—
Distributions paid	(129,841)	(57,847)
Proceeds from repurchase obligations	—	30,000
Repayment of repurchase obligations	—	(82,043)
Deferred financing costs paid	(3,630)	(7,997)
Net cash provided by (used in) financing activities	332,903	373,903
Net increase in cash, cash equivalents, and restricted cash	120,557	9,819
Cash, cash equivalents, and restricted cash, beginning of period	131,818	109,712
Cash, cash equivalents, and restricted cash, end of period	$252,375	$119,531
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$226,255	118,331
Restricted cash	$26,120	1,200
Total cash, cash equivalents, and restricted cash	$252,375	$119,531
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$96,754	$78,754
Reinvestment of shareholder distributions	$28,092	$76,002
Change in distributions payable	$—	$45
Incremental financing cost payable	$—	$250

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Capital Goods
ASC Engineered Solutions		S + 4.75%	0.75%	8.42%	7/10/2031	49,250	48,878	48,895	1.40%
Brock Holdings III, LLC		S + 6.00%	0.50%	9.73%	5/1/2030	51,789	51,398	46,610	1.33
Confluent Holdings LLC		S + 7.00%	2.00%	10.73%	3/28/2029	28,789	28,250	28,152	0.80
Confluent Holdings LLC - Delayed Draw Term Loan		S + 7.00%	2.00%	10.73%	3/28/2029	14,394	14,129	14,076	0.40
Confluent Holdings LLC - Delayed Draw Term Loan Add On	(11)	S + 7.00%	2.00%	10.73%	3/28/2029	12,119	11,863	11,871	0.34
Cook & Boardman Group		S + 6.00%	1.00%	9.73%	3/4/2030	122,188	120,494	120,303	3.44
Cook & Boardman Group - Delayed Draw Term Loan	(11)	S + 6.00%	1.00%	9.73%	3/4/2030	69,745	68,639	68,626	1.96
DFS Holdings Company, Inc.		S + 7.50%	1.00%	11.23% (Incl 5.00% PIK)	1/31/2030	22,429	22,110	20,963	0.60
DFS Holdings Company, Inc. - Delayed Draw Term Loan		S + 7.50%	1.00%	11.23% (Incl 5.00% PIK)	1/31/2029	1,644	1,665	1,581	0.05
Frontgrade Technologies Inc.		S + 5.00%	0.75%	8.64%	1/9/2030	59,400	58,589	57,579	1.65
Frontgrade Technologies Inc. - Incremental Term Loan		S + 5.00%	0.75%	8.65%	1/9/2030	9,608	9,496	9,313	0.27
Frontgrade Technologies Inc. - Incremental Term Loan 2		S + 5.00%	0.75%	8.65%	1/9/2030	5,461	5,420	5,293	0.15
Frontgrade Technologies Inc. - Incremental Term Loan 3		S + 5.00%	0.75%	8.68%	1/9/2030	4,352	4,352	4,219	0.12
Frontgrade Technologies Inc. - Revolving Credit Facility	(6)(11)	S + 5.00%	0.75%	8.66%	1/9/2028	2,066	2,004	1,812	0.05
Great Day Improvements LLC		S + 5.61%	1.50%	9.26%	6/13/2030	84,280	83,062	80,597	2.30
Great Day Improvements LLC - Revolving Credit Facility	(11)	S + 5.61%	1.50%	9.26%	6/13/2030	8,400	8,216	7,788	0.22
Michael Baker		S + 4.50%	0.75%	8.23%	12/1/2028	99,500	96,556	96,605	2.76
Sky Merger Sub, LLC		S + 6.35%	1.50%	10.02%	5/28/2029	103,221	101,599	101,717	2.91
Sky Merger Sub, LLC - Delayed Draw Term Loan	(11)	S + 6.35%	1.50%	10.08%	5/28/2029	—	—	130	0.00
Sky Merger Sub, LLC - Revolving Credit Facility	(11)	S + 6.35%	1.50%	10.08%	5/28/2029	—	(363)	(364)	(0.01)
Systems Planning and Analysis, Inc.		S + 4.75%	1.00%	8.48%	8/16/2027	10,440	10,390	10,386	0.30
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan		S + 4.75%	1.00%	8.48%	8/16/2027	6,522	6,481	6,488	0.19
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan Add on		S + 4.75%	1.00%	8.48%	8/16/2027	49,826	49,577	49,568	1.42
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan Add on 2	(11)	S + 4.75%	1.00%	8.48%	8/16/2027	19,188	19,086	19,088	0.55
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(6)(11)	S + 4.75%	1.00%	8.44%	8/16/2027	2,158	2,135	2,128	0.06
Texas Hydraulics		S + 6.25%	2.00%	9.89%	11/20/2030	88,650	87,259	87,346	2.50
Valeron Group, LLC		S + 5.50%	0.00%	9.18%	10/18/2031	147,750	144,806	144,778	4.14
Valeron Group, LLC - Delayed Draw Term Loan		S + 5.50%	0.00%	9.18%	10/18/2031	49,300	48,275	48,309	1.38
							1,104,366	1,093,857	31.28

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial & Professional Services
BDO USA, P.C.		S + 5.00%	2.00%	8.65%	8/31/2028	67,126	66,432	65,451	1.87
Best Trash LLC		S + 4.75%	1.00%	8.48%	7/10/2031	51,581	51,083	51,130	1.46
Best Trash LLC - Incremental Term Loan		S + 4.75%	1.00%	8.48%	7/10/2031	11,269	11,169	11,170	0.32
Best Trash LLC - Delayed Draw Term Loan		S + 4.75%	1.00%	8.48%	7/10/2031	16,130	15,979	15,989	0.46
Best Trash LLC - Incremental Delayed Draw Term Loan	(6)(11)	S + 4.75%	1.00%	8.44%	7/10/2031	4,700	4,583	4,583	0.13
Best Trash LLC - Revolving Credit Facility	(11)	S + 4.75%	1.00%	8.48%	7/10/2031	190	134	135	0.00
Brown & Root Term Loan	(11)	S + 5.00%	1.00%	8.73%	10/3/2030	175,289	172,974	172,925	4.94
Brown & Root Revolver	(11)	S + 5.00%	1.00%	8.61%	10/3/2030	10,706	10,258	10,237	0.29
DISA Holdings Corp.		S + 5.00%	0.75%	8.69%	9/9/2028	16,330	16,204	16,171	0.46
DISA Holdings Corp. - Delayed Draw Term Loan		S + 5.00%	0.75%	8.69%	9/9/2028	11,988	11,899	11,873	0.34
DISA Holdings Corp. - Delayed Draw Term Loan Add on	(11)	S + 5.00%	0.75%	8.67%	9/9/2028	1,569	1,554	1,554	0.04
DISA Holdings Corp. - Revolving Credit Facility	(11)	S + 5.00%	0.75%	8.73%	9/9/2028	—	(30)	(41)	0.00
Elessent Clean Technologies Inc.		S + 6.00%	1.00%	9.67%	11/15/2029	132,116	130,199	130,329	3.72
Elessent Clean Technologies Inc. - Revolving Credit Facility	(11)	S + 6.00%	1.00%	9.73%	11/15/2029	—	(178)	(178)	(0.01)
Ethos	(6)(10)	S + 5.50%	1.00%	9.23%	12/30/2029	130,526	128,293	127,915	3.66
Metropolis Term Loan Add on		S + 5.25%	0.00%	8.92%	11/3/2032	149,250	147,185	146,514	4.19
RPX Corporation		S + 5.50%	1.00%	9.14%	8/2/2030	67,672	66,932	67,072	1.92
RPX Corporation - Incremental Term Loan		S + 5.50%	1.00%	9.14%	8/2/2030	12,945	12,831	12,830	0.37
RPX Corporation - Revolving Credit Facility	(11)	S + 5.50%	1.00%	9.15%	8/2/2030	—	(63)	(54)	0.00
S.A.F.E. Management		S + 4.75%	2.00%	8.48%	11/24/2031	34,825	34,508	34,511	0.99
S.A.F.E. Management - Delayed Draw Term Loan A	(11)	S + 4.75%	2.00%	8.48%	11/24/2031	—	12	12	0.00
S.A.F.E. Management - Delayed Draw Term Loan B		S + 4.75%	2.00%	8.48%	11/24/2031	20,218	20,039	20,036	0.57
S.A.F.E. Management - Delayed Draw Term Loan C	(11)	S + 4.75%	2.00%	8.48%	11/24/2031	12,611	12,499	12,497	0.36
S.A.F.E. Management - Revolving Credit Facility	(11)	S + 4.75%	2.00%	8.48%	11/24/2031	3,500	3,455	3,455	0.10
S4T Holdings Corp	(15)	S + 5.25%	1.00%	8.90%	6/30/2032	99,588	98,094	98,094	2.80
S4T Holdings Corp - Delayed Draw Term Loan	(11)	S + 5.25%	1.00%	8.90%	6/30/2032	—	(312)	(312)	(0.01)
True Talent Advisory Borrower, LLC		S + 5.25%	1.50%	8.98%	1/9/2033	67,500	66,237	66,240	1.89
True Talent Advisory Borrower, LLC - Delayed Draw Term Loan	(11)	S + 5.25%	1.50%	8.98%	1/9/2033	3,150	2,846	2,846	0.08
True Talent Advisory Borrower, LLC - Revolving Credit Facility	(11)	S + 5.25%	1.50%	8.98%	1/9/2032	—	(290)	(291)	(0.01)
USA DeBusk LLC		S + 5.25%	0.75%	8.92%	4/30/2031	16,313	16,133	16,162	0.46
USA DeBusk LLC - Delayed Draw Term Loan	(6)	S + 5.25%	0.75%	8.92%	4/30/2031	3,890	3,854	3,859	0.11
USA DeBusk LLC - Incremental Term Loan		S + 5.25%	0.75%	8.89%	4/30/2031	3,409	3,380	3,378	0.10
USA DeBusk LLC - Revolving Credit Facility	(6)(11)	S + 5.25%	0.75%	8.92%	4/30/2030	1,985	1,970	1,964	0.06
USA DeBusk LLC - Revolving Credit Facility Add on	(6)(11)	S + 5.25%	0.75%	8.91%	4/30/2030	687	685	675	0.02
							1,110,548	1,108,731	31.68

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Consumer Durables & Apparel
AmerSpirit FL LLC		S + 4.75%	3.00%	8.48%	8/15/2030	59,004	58,249	58,273	1.67
AmerSpirit FL LLC - Delayed Draw Term Loan		S + 4.75%	3.00%	8.48%	8/15/2030	173,875	171,682	171,722	4.91
AmerSpirit FL LLC - Delayed Draw Term Loan 2	(11)	S + 4.75%	3.00%	8.48%	8/15/2030	20,955	20,524	20,526	0.59
GSM Outdoors		S + 5.00%	1.00%	8.70%	9/30/2031	12,226	11,531	12,226	0.35
							261,986	262,747	7.52
Consumer Services
Aviation Institute of Maintenance	(14)	S + 7.00%	1.50%	10.73%	5/3/2029	32,565	31,968	31,903	0.91
Aviation Institute of Maintenance - Delayed Draw Term Loan	(14)	S + 7.00%	1.50%	10.73%	5/3/2029	18,973	18,661	18,587	0.53
Aviation Institute of Maintenance Add on		S + 7.00%	1.50%	10.73%	5/3/2029	46,016	45,226	45,080	1.29
Chuck E. Cheese		S + 6.00%	2.00%	9.73%	9/26/2030	79,000	77,969	77,994	2.23
FEG, Inc.		S + 4.75%	1.00%	8.49%	5/10/2030	85,775	84,550	84,663	2.42
FEG, Inc. - Revolving Credit Facility	(11)	S + 4.75%	1.00%	8.40%	5/10/2030	6,000	5,807	5,806	0.17
Highgate Hotels, L.P.		S + 5.50%	1.00%	9.23%	11/5/2029	97,500	96,325	95,833	2.74
Highgate Hotels, L.P.- Delayed Draw Term Loan	(11)	S + 5.50%	1.00%	9.23%	11/3/2029	—	(179)	(177)	(0.01)
Highgate Hotels, L.P. - Revolving Credit Facility	(11)	S + 5.50%	1.00%	9.15%	11/3/2029	1,250	1,111	1,036	0.03
Hotel Equities Group, LLC		S + 5.75%	2.00%	9.16%	1/22/2029	29,070	28,800	28,771	0.82
Hotel Equities Group, LLC - Revolving Credit Facility	(6)(11)	S + 5.75%	2.00%	9.15%	1/22/2029	6,175	6,073	6,072	0.17
J&J Ventures Gaming LLC		S + 5.11%	0.75%	8.76%	4/26/2028	132,638	130,566	132,638	3.79
J&J Ventures Gaming LLC Add on		S + 5.00%	0.75%	8.64%	4/26/2030	29,850	29,594	29,850	0.85
K1 Speed Inc.		S + 6.25%	1.00%	9.93%	1/2/2029	18,214	18,014	17,895	0.51
K1 Speed Inc. - Delayed Draw Term Loan	(6)(11)	S + 6.25%	1.00%	9.91%	1/2/2029	3,643	3,576	3,537	0.10
K1 Speed Inc. - Delayed Draw Term Loan B		S + 6.25%	1.00%	9.98%	1/2/2029	3,643	3,599	3,579	0.10
K1 Speed Inc. - Delayed Draw Term Loan C		S + 6.25%	1.00%	9.89%	1/2/2029	1,214	1,193	1,193	0.03
K1 Speed Inc. Incremental		S + 6.25%	1.00%	9.93%	1/2/2029	4,250	4,199	4,176	0.12
K1 Speed Inc. Second Incremental		S + 6.25%	1.00%	9.91%	1/2/2029	1,943	1,921	1,909	0.05
Legends Hospitality Holding Company		S + 5.50%	0.75%	9.16% (Incl 2.75% PIK)	8/22/2031	65,847	64,868	64,876	1.85
Legends Hospitality Holding Company - Delayed Draw Term Loan	(6)	S + 5.00%	0.75%	8.66%	8/22/2031	3,718	3,662	3,663	0.10
Legends Hospitality Holding Company - Revolving Credit Facility	(6)(11)	S + 5.00%	0.75%	8.64%	8/22/2030	2,063	1,959	1,958	0.06
Sandlot Baseball Borrower Co.		S + 4.75%	1.00%	8.48%	12/27/2030	65,007	64,091	64,399	1.84
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan		S + 4.75%	1.00%	8.48%	12/27/2030	63,821	63,319	63,268	1.81
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan Incremental	(11)	S + 4.75%	1.00%	8.48%	12/27/2030	1,263	1,287	1,284	0.04
Sandlot Baseball Borrower Co. - Revolving Credit Facility	(11)	S + 4.75%	1.00%	8.48%	12/27/2030	—	—	—	0.00
Spartan College LLC		S + 10.00%	1.50%	13.73%	3/25/2031	33,277	32,430	32,487	0.93
Spartan College LLC - Delayed Draw Term Loan	(11)	S + 10.00%	1.50%	13.73%	3/25/2031	3,632	3,603	3,609	0.10
							824,192	825,889	23.58

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Consumer Staples Distribution & Retail
Kite UK Bidco Ltd	UK(9)(10)	SO + 5.75%	1.00%	9.48%	9/20/2031	GBP 71,540	94,274	93,534	2.67
Kite UK Bidco Ltd - Delayed Draw Term Loan	UK(9)(10)(11)	SO + 5.75%	1.00%	9.48%	9/20/2031	GBP 8,402	10,758	10,789	0.31
LJ Perimeter Buyer, Inc.		S + 5.65%	1.00%	9.31%	10/31/2031	18,830	18,567	18,650	0.53
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan		S + 5.65%	1.00%	9.31%	10/31/2031	2,421	2,433	2,443	0.07
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan Add on	(11)	S + 5.65%	1.00%	9.38%	10/31/2031	—	(26)	(25)	0.00
							126,006	125,391	3.58
Financial Services
7Ridge Investments	(10)	S + 9.00%	1.00%	12.73% PIK	7/7/2027	50,297	49,666	49,484	1.41
7Ridge Investments - Delayed Draw Term Loan	(10)	S + 9.00%	1.00%	12.73% PIK	7/7/2027	12,022	12,092	12,050	0.34
7Ridge Investments - Delayed Draw Term Loan add on	(10)	S + 9.00%	1.00%	12.73% PIK	7/7/2027	22,960	22,601	22,589	0.65
ALF Finance	(10)	S + 8.00%	1.00%	11.73%	12/10/2029	27,554	27,421	27,554	0.79
ALF Finance - Delayed Draw Term Loan	(10)	S + 8.00%	1.00%	11.73%	12/10/2029	14,668	14,566	14,668	0.42
Fullsteam		S + 5.25%	0.75%	8.90%	8/8/2031	24,231	24,019	24,024	0.69
Fullsteam - Delayed Draw Term Loan	(11)	S + 5.25%	0.75%	8.98%	8/8/2031	—	(29)	(29)	0.00
Fullsteam - Revolving Credit Facility	(6)(11)	S + 5.25%	0.75%	8.88%	8/8/2031	875	852	852	0.02
JLL Partners Fund VII Secondary	(10)	S + 6.75%	1.00%	10.48%	4/29/2032	56,944	56,284	56,232	1.61
Onbe Inc.		S + 5.25%	1.00%	9.14%	7/25/2031	128,050	126,003	126,189	3.61
Townsend		S + 6.50%	1.50%	10.17%	8/1/2030	11,790	11,534	11,556	0.33
Townsend - Revolving Credit Facility	(11)	S + 6.50%	1.50%	10.23%	8/1/2029	—	(46)	(50)	0.00
Travelport Finance (Luxembourg) S.A.R.L	LU(9)(10)	S + 7.26%	1.00%	10.95%	9/30/2028	57,630	57,427	42,617	1.22
							402,390	387,736	11.09
Food, Beverage & Tobacco
1440 Foods Topco LLC		S + 5.00%	0.00%	8.64%	10/31/2031	19,698	18,799	14,398	0.41
Inspired Pet Nutrition EUR	UK(9)(10)	E + 5.50%	0.75%	8.10%	6/30/2030	EUR 42,500	48,849	47,893	1.37
Inspired Pet Nutrition EUR - Delayed Draw Term Loan	UK(9)(10)	E + 5.50%	0.75%	8.10%	9/2/2032	EUR 18,268	21,142	20,586	0.59
Inspired Pet Nutrition EUR - Delayed Draw Term Loan Add on	UK(9)(10)	E + 5.50%	0.75%	8.10%	9/2/2032	EUR 10,000	11,572	11,269	0.32
Inspired Pet Nutrition GBP	UK(9)(10)	SO + 5.50%	0.75%	9.23%	9/2/2032	GBP 77,500	102,430	101,419	2.90
Inspired Pet Nutrition - Delayed Draw Term Loan	UK(9)(10)(11)	SO + 5.50%	0.75%	9.23%	9/2/2032	GBP 2,529	3,343	3,287	0.09
Tequilas Premium - Mexico	MX(9)(10)	S + 1.00%	1.00%	4.61%	3/6/2031	75,000	73,581	73,595	2.10
Tequilas Premium - Revolving Credit Facility - Mexico	MX(9)(10)(11)	S + 5.00%	1.00%	8.61%	3/6/2031	500	32	32	0.00
Tequilas Premium - US		S + 9.50%	1.00%	13.11%	3/6/2031	73,125	71,720	71,755	2.05
							351,468	344,234	9.83

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Equipment & Services
CareVet LLC - Term Loan A		S + 6.00%	2.00%	9.73%	6/18/2029	112,200	111,701	111,651	3.19
CareVet LLC - Term Loan B		N/A	N/A	14.75% (Incl 7.5% PIK)	6/18/2029	11,538	11,356	11,332	0.32
CareVet LLC - Delayed Draw Term Loan A		S + 6.00%	2.00%	9.73%	6/18/2029	19,800	19,561	19,703	0.56
CareVet LLC - Delayed Draw Term Loan B		S + 6.00%	2.00%	9.73%	6/18/2029	33,000	32,592	32,838	0.94
CareVet LLC - Delayed Draw Term Loan D		S + 6.00%	2.00%	9.73%	6/18/2029	11,000	10,810	10,946	0.31
CareVet LLC - Delayed Draw Term Loan E		N/A	N/A	14.75% (Incl 7.00% PIK)	6/18/2029	670	658	658	0.02
CareVet LLC - Revolving Credit Facility	(11)	S + 6.00%	2.00%	9.73%	6/18/2029	—	(39)	(39)	0.00
Healthco Investment LTD EUR	UK(9)(10)	E + 5.75%	0.00%	7.37%	9/9/2032	EUR 23,138	26,623	25,960	0.74
Healthco Investment LTD GBP	UK(9)(10)	SO + 5.75%	0.00%	9.23%	9/9/2032	GBP 5,000	6,631	6,514	0.19
Healthco Investment LTD - Delayed Draw Term Loan GBP	UK(9)(10)(11)	SO + 5.75%	0.00%	9.51%	9/9/2032	GBP —	(52)	(50)	0.00
Natural Partners, Inc.		S + 4.50%	1.00%	8.17%	11/29/2030	50,068	49,552	49,671	1.42
Natural Partners, Inc. - Revolving Credit Facility	(11)	S + 4.50%	1.00%	8.23%	11/29/2030	—	(71)	(52)	0.00
Patientpoint		S + 5.00%	0.00%	8.73%	10/15/2032	185,000	176,373	180,684	5.16
PetVet Care Centers		S + 6.00%	0.75%	9.64%	11/15/2030	52,185	51,443	43,990	1.26
PetVet Care Centers - Revolving Credit Facility	(6)(11)	S + 6.00%	0.75%	9.62%	11/15/2029	2,094	2,016	998	0.03
St. Croix		S + 4.50%	0.50%	8.17%	10/24/2032	51,435	50,968	49,691	1.42
St. Croix - Revolving Credit Facility	(11)	S + 4.50%	0.50%	8.23%	10/24/2032	—	(77)	(291)	(0.01)
St. Croix Add on		S + 5.00%	0.50%	8.66%	10/24/2032	5,714	5,660	5,658	0.16
							555,705	549,862	15.71
Household & Personal Products
Parfums Holdings Co.		S + 5.00%	1.00%	8.73%	6/27/2030	92,880	92,209	92,258	2.64
Parfums Holdings Co. - Revolving Credit Facility	(11)	S + 5.25%	1.00%	8.98%	6/27/2029	—	(36)	(36)	0.00
							92,173	92,222	2.64
Insurance
Foundation Risk Partners		S + 4.75%	0.75%	8.48%	10/29/2030	19,484	19,456	19,409	0.55
Foundation Risk Partners - Delayed Draw Term Loan		S + 4.75%	0.75%	8.48%	10/29/2030	44,138	43,559	43,969	1.26
Foundation Risk Partners - Delayed Draw Term Loan Incremental		S + 4.75%	0.75%	8.48%	10/29/2030	9,865	9,797	9,827	0.28
Foundation Risk Partners - Delayed Draw Term Loan Second Incremental	(11)	S + 4.75%	0.75%	8.45%	10/29/2030	8,147	8,112	8,111	0.23
Foundation Risk Partners - Revolving Credit Facility	(11)	S + 4.75%	0.75%	8.48%	10/29/2029	1,835	1,812	1,816	0.05
							82,736	83,132	2.37

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Materials
Agrofresh		S + 5.50%	1.00%	9.24%	3/31/2030	65,424	64,708	64,719	1.85
Agrofresh - Revolving Credit Facility	(6)(11)	S + 5.50%	1.00%	9.25%	3/31/2029	4,017	3,926	3,926	0.11
Anvil Bidco - EUR	NE(9)(10)	E + 6.25%	0.00%	8.45%	5/29/2032	EUR 37,400	42,702	41,877	1.20
Anvil Bidco - USD	NE(9)(10)	S + 6.51%	0.00%	10.01%	5/29/2032	41,590	40,770	40,771	1.17
Cargotuff Buyer LLC		S + 5.50%	0.75%	9.23%	1/29/2032	56,389	55,869	55,864	1.60
Cargotuff Buyer LLC - Delayed Draw Term Loan	(11)	S + 5.50%	0.75%	9.23%	1/29/2032	—	(100)	(101)	0.00
Cargotuff Buyer LLC - Revolving Credit Facility	(11)	S + 5.50%	0.75%	9.23%	1/29/2032	389	317	316	0.01
Chemcat Acquisition Co LLC		S + 4.75%	0.00%	8.48%	3/2/2033	49,830	47,837	47,837	1.37
Helios UK Bidco Limited	UK(9)(10)	SO + 5.50%	1.00%	9.23%	3/2/2031	GBP 26,169	34,913	33,908	0.97
Helios UK Bidco Limited - Revolving Credit Facility	UK(9)(10)(11)	SO + 5.50%	1.00%	9.23%	3/2/2031	GBP —	(190)	(185)	(0.01)
Texas Infrastructure Holdings, L.L.C.		S + 8.00%	3.00%	11.73%	12/22/2027	31,330	30,856	30,712	0.88
Texas Infrastructure Holdings, L.L.C. Add on		S + 8.00%	3.00%	11.73%	12/22/2027	4,438	4,353	4,351	0.12
Texas Infrastructure Holdings, L.L.C. Add on 2		S + 8.00%	3.00%	11.73%	12/22/2027	2,750	2,696	2,696	0.08
TPC Group, Inc.		S + 5.75%	0.00%	9.42%	11/24/2031	44,438	43,901	42,972	1.23
							372,558	369,663	10.58
Media & Entertainment
AVSC Holding Corporation		S + 5.00%	0.75%	8.64%	12/5/2031	57,983	57,026	57,081	1.63
AVSC Holding Corporation - Revolving Credit Facility	(6)(11)	S + 5.00%	0.75%	8.63%	12/5/2029	754	668	668	0.02
Candle Media Co Ltd		S + 6.10%	0.75%	9.83% (Incl 3.50% PIK)	6/18/2029	27,169	27,054	22,685	0.65
Candle Media Co Ltd - Delayed Draw Term Loan		S + 6.10%	0.75%	9.83% (Incl 3.50% PIK)	6/18/2029	11,057	11,013	9,232	0.26
Gibson	UK(9)(10)	SO + 5.25%	1.00%	8.98%	3/9/2030	GBP 34,522	45,519	44,939	1.28
Inmar, Inc.	(6)	S + 4.50%	0.00%	8.20%	10/30/2031	40,705	39,283	35,498	1.01
Innovate Corp.	(10)	N/A	N/A	10.50%	2/1/2027	27,849	27,874	24,166	0.69
Integral Ad Science Holding Corp		S + 5.00%	1.00%	8.73%	12/23/2031	75,050	70,826	74,300	2.12
Nottingham Forest	UK(9)(10)	N/A	N/A	12.94% PIK	7/15/2028	GBP 4,184	5,572	5,534	0.16
Raptive		S + 4.36%	0.50%	8.01%	3/23/2028	6,290	6,185	6,028	0.17
Raptive - Incremental Term Loan		S + 4.25%	0.50%	7.89%	3/23/2028	149,250	146,227	143,031	4.09
Sheffield United F.C.	UK(9)(10)	SO + 5.25%	1.50%	9.00%	1/14/2030	GBP 13,592	18,105	17,866	0.51
Sheffield United F.C. - Delayed Draw Term Loan	UK(9)(10)	SO + 5.25%	1.50%	8.99%	1/14/2030	GBP 15,000	20,181	19,717	0.56
Southampton FC	UK(9)(10)	SO + 6.00%	0.00%	9.74%	9/20/2029	GBP 38,460	50,370	50,593	1.45
Southampton FC - Revolving Credit Facility	UK(9)(10)	SO + 6.00%	0.00%	9.74%	9/20/2029	GBP 10,000	13,090	13,155	0.38
Townsquare Media Inc.		S + 5.00%	0.50%	8.59%	2/13/2030	54,084	50,864	39,448	1.13
Vision Purchaser Corp.		S + 6.35%	1.00%	10.13%	12/10/2026	35,401	35,227	34,339	0.98
Vision Purchaser Corp. - Fourth Amended Term Loan		S + 6.35%	1.00%	10.13%	12/10/2026	4,165	4,091	4,040	0.12
Vision Purchaser Corp. - Incremental Term Loan		S + 6.35%	1.00%	10.13%	12/10/2026	2,459	2,455	2,385	0.07
							631,630	604,705	17.28

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Pharmaceuticals, Biotechnology & Life Sciences
LSCS Holdings Inc.		S + 4.50%	0.00%	8.23%	2/23/2032	10,907	10,858	10,682	0.31
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	8.64%	6/21/2030	19,603	19,389	19,407	0.55
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	8.64%	6/21/2030	CAD 73,500	53,084	51,257	1.46
Pharmalogic Holdings Corp. - Delayed Draw Term Loan	(6)(11)	S + 5.00%	1.00%	8.65%	6/21/2030	17,595	17,397	17,400	0.50
Solvias AG	CH(9)(10)	SA + 5.50%	0.75%	6.25%	2/27/2032	CHF 130,350	141,931	157,976	4.52
Solvias AG - Revolving Credit Facility	CH(9)(10)(11)	SA + 5.50%	0.75%	6.25%	2/27/2030	CHF —	(351)	(408)	(0.01)
							242,308	256,314	7.33
Software & Services
Alteryx, Inc.		S + 6.00%	0.75%	9.64%	3/19/2031	26,060	25,759	24,744	0.71
Alteryx, Inc. - Delayed Draw Term Loan		S + 6.00%	0.75%	9.64%	3/19/2031	59,227	58,565	56,236	1.61
Alteryx, Inc. - Revolving Credit Facility	(11)	S + 6.00%	0.75%	9.73%	3/19/2031	—	(96)	(480)	(0.01)
CoreWeave - Delayed Draw Term Loan	(6)	S + 6.00%	0.00%	9.61%	8/26/2030	26,950	26,669	26,950	0.77
Four Winds Interactive LLC		S + 5.75%	0.75%	9.48%	2/20/2030	14,850	14,624	14,169	0.40
Four Winds Interactive LLC - Delayed Draw Term Loan		S + 5.75%	0.75%	9.48%	2/20/2030	2,896	2,853	2,763	0.08
Four Winds Interactive LLC - Revolving Credit Facility	(11)	S + 5.75%	0.75%	9.48%	2/20/2030	—	(28)	(89)	0.00
Four Winds Interactive LLC Add on		S + 5.75%	0.75%	9.48%	2/20/2030	965	946	921	0.03
Learnosity	IE(9)(10)	S + 5.25%	1.00%	8.98%	1/15/2031	91,344	90,580	87,854	2.51
Learnosity - Revolving Credit Facility	IE(9)(10)(11)	S + 5.25%	1.00%	8.98%	1/15/2031	—	(71)	(287)	(0.01)
MYOB Invest Co Pty Ltd and MYOB US Borrower LLC	AUS(9)(10)	B + 5.50%	0.75%	9.99% (Incl 3.00% PIK)	6/6/2030	AUD 77,196	49,580	51,391	1.47
SMX Group Intermediate Holdings LLC		S + 4.50%	0.00%	8.14%	2/6/2032	2,156	2,138	2,069	0.06
SurveyMonkey Global Inc.		S + 5.75%	1.00%	9.48%	5/31/2030	124,029	122,762	120,138	3.43
SurveyMonkey Global Inc. - Revolving Credit Facility	(11)	S + 5.75%	1.00%	9.48%	5/31/2029	—	(113)	(422)	(0.01)
Watchguard Technologies, Inc.		S + 5.25%	0.75%	8.89%	7/2/2029	49,613	48,139	45,924	1.31
							442,307	431,881	12.35

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Telecommunication Services
Ligado Networks LLC	(12)	N/A	N/A	15.50% PIK	12/31/2026	17,961	8,580	8,074	0.23
Ligado Networks LLC - DIP Facility - Backstop Incremental	(6)(11)	N/A	N/A	17.50% PIK	12/31/2027	246	246	48	0.00
Ligado Networks LLC - DIP Facility - Delayed Draw Term Loan		N/A	N/A	17.50% PIK	12/31/2026	912	912	821	0.02
Ligado Networks LLC - DIP Facility - Delayed Draw Term Loan Add on		N/A	N/A	17.50% PIK	12/31/2027	460	460	414	0.01
Ligado Networks LLC - DIP Roll-up		N/A	N/A	17.50% PIK	12/31/2026	3,061	3,014	2,755	0.08
							13,212	12,112	0.34
Transportation
Boasso Global		S + 4.75%	0.75%	8.42%	3/31/2028	57,459	56,801	56,024	1.60
Boasso Global - Delayed Draw Term Loan		S + 4.75%	0.75%	8.42%	3/31/2028	7,956	7,861	7,757	0.22
Boasso Global - Revolving Credit Facility	(11)	S + 4.75%	0.75%	8.48%	3/31/2028	—	(66)	(156)	0.00
Cadogan Tate	(10)	S + 5.75%	0.00%	9.42%	11/7/2031	110,500	109,184	109,228	3.12
Cadogan Tate - Delayed Draw Term Loan	(10)(11)	S + 5.75%	0.00%	9.48%	11/7/2031	17,580	17,202	17,209	0.49
Cadogan Tate - Revolving Credit Facility	(6)(10)(11)	S + 5.75%	0.00%	9.39%	11/7/2031	6,000	5,771	5,770	0.16
Echo Global Logistics Inc.		S + 4.50%	1.50%	8.14%	11/23/2028	68,329	65,937	66,962	1.91
							262,690	262,794	7.50
Total First Lien Debt							6,876,275	6,811,270	194.66%
Second Lien Debt
Commercial & Professional Services
DISA Holdings Corp.		S + 8.50%	2.50%	12.18% (Incl 2.00% PIK)	3/9/2029	15,594	15,352	15,341	0.44
DISA Holdings Corp. - Delayed Draw Term Loan		S + 8.50%	2.50%	12.18% (Incl 2.00% PIK)	3/9/2029	2,924	2,880	2,876	0.08
							18,232	18,217	0.52
Materials
Hexion Holdings Corporation		S + 7.54%	0.50%	11.18%	3/15/2030	12,353	12,152	11,442	0.33
Total Second Lien Debt							30,384	29,659	0.85%

MSD Investment Corp.

Consolidated Schedule of Investments (Unaudited) - (Continued)

June 30, 2026

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Subordinated Debt
Pharmaceuticals, Biotechnology & Life Sciences
Solvias AG - Holdco Note	CH(9)(10)	N/A	N/A	12.50% PIK	2/28/2033	CHF 295	328	358	0.01
Total Subordinated Debt							328	358	0.01%
Preferred Equity
Commercial & Professional Services
Metropolis Technologies Inc. - Class B Preferred Stock				17.50% PIK	5/16/2034	8,846	8,608	8,846	0.25
Metropolis Technologies Inc. - Class D Preferred Stock					5/16/2034	24	778	778	0.02
Metropolis Technologies Inc. - Warrant					5/16/2034	4	189	1,896	0.05
							9,575	11,520	0.32
Total Preferred Equity							9,575	11,520	0.32%
Common Equity
Commercial & Professional Services
S.A.F.E. Management Equity					11/24/2031	5,000	5,054	5,000	0.14
Total Common Equity							5,054	5,000	0.14%
Total Investments - non-controlled/non-affiliated							$6,921,616	$6,857,807	195.98%
Cash and Cash Equivalents
Cash and Cash Equivalents	(13)						$226,255	$226,255	6.47
Total Cash and Cash Equivalents							226,255	226,255	6.47%
Total Portfolio Investments, Cash and Cash Equivalents							$7,147,871	$7,084,062	202.45%

June 30, 2026
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	January 7, 2027	$127	AUD 196	$(9)	(0.0)%
Macquarie	March 11, 2027	$848	AUD 1,314	$(58)	(0.0)%
Macquarie	April 7, 2027	$124	AUD 193	$(9)	(0.0)%
Macquarie	June 11, 2027	$51,156	AUD 79,323	$(3,470)	(0.1)%
Macquarie	September 11, 2026	$863	AUD 1,336	$(60)	(0.0)%
Macquarie	October 7, 2026	$127	AUD 196	$(9)	(0.0)%
Macquarie	December 11, 2026	$855	AUD 1,325	$(60)	(0.0)%
Macquarie	January 7, 2027	$865	GBP 641	$16	0.0%
Macquarie	January 7, 2027	$2,296	GBP 1,725	$8	0.0%
Macquarie	January 7, 2027	$341	GBP 251	$8	0.0%
Macquarie	January 7, 2027	$153	GBP 116	$-	-
Macquarie	January 7, 2027	$302	GBP 228	$(1)	(0.0)%
Macquarie	January 7, 2028	$867	GBP 645	$11	0.0%
Macquarie	January 7, 2028	$2,287	GBP 1,730	$(7)	(0.0)%
Macquarie	January 7, 2028	$413	GBP 307	$5	0.0%
Macquarie	January 7, 2028	$305	GBP 230	$-	-
Macquarie	March 8, 2028	$35,130	GBP 26,148	$452	0.0%
Macquarie	March 17, 2028	$44,499	GBP 33,832	$(368)	(0.0)%
Macquarie	April 7, 2027	$848	GBP 628	$15	0.0%
Macquarie	April 7, 2027	$2,253	GBP 1,695	$5	0.0%
Macquarie	April 7, 2027	$391	GBP 289	$8	0.0%
Macquarie	April 7, 2027	$299	GBP 226	$(1)	(0.0)%
Macquarie	April 7, 2028	$85,797	GBP 65,027	$(439)	(0.0)%
Macquarie	April 7, 2028	$10,371	GBP 7,725	$127	0.0%
Macquarie	April 7, 2028	$11,233	GBP 8,480	$(13)	(0.0)%
Macquarie	July 7, 2026	$1,163	GBP 861	$21	0.0%
Macquarie	July 7, 2026	$2,844	GBP 2,133	$17	0.0%
Macquarie	July 7, 2026	$137	GBP 101	$4	0.0%
Macquarie	July 7, 2026	$171	GBP 129	$-	-
Macquarie	July 7, 2026	$154	GBP 115	$-	-

June 30, 2026
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	July 7, 2027	$855	GBP 634	$14	0.0%
Macquarie	July 7, 2027	$2,274	GBP 1,714	$-	-
Macquarie	July 7, 2027	$421	GBP 312	$8	0.0%
Macquarie	July 7, 2027	$151	GBP 114	$-	-
Macquarie	July 8, 2027	$303	GBP 229	$(1)	(0.0)%
Macquarie	September 8, 2026	$162	GBP 121	$1	0.0%
Macquarie	September 17, 2026	$39,194	GBP 29,199	$485	0.0%
Macquarie	September 17, 2026	$64,235	GBP 47,854	$794	0.0%
Macquarie	October 7, 2026	$871	GBP 645	$16	0.0%
Macquarie	October 7, 2026	$2,290	GBP 1,719	$12	0.0%
Macquarie	October 7, 2026	$275	GBP 203	$6	0.0%
Macquarie	October 7, 2026	$299	GBP 226	$-	-
Macquarie	October 7, 2027	$868	GBP 644	$13	0.0%
Macquarie	October 7, 2027	$2,297	GBP 1,734	$(3)	(0.0)%
Macquarie	October 7, 2027	$419	GBP 311	$7	0.0%
Macquarie	October 7, 2027	$306	GBP 231	$-	-
Macquarie	October 8, 2027	$3,381	GBP 2,558	$(12)	(0.0)%
Macquarie	January 7, 2027	$4,707	GBP 3,507	$56	0.0%
Macquarie	March 8, 2027	$155	GBP 117	$-	-
Macquarie	June 8, 2027	$159	GBP 119	$1	0.0%
Macquarie	July 7, 2026	$4,712	GBP 3,499	$72	0.0%
Macquarie	July 7, 2027	$4,608	GBP 3,446	$37	0.0%
Macquarie	July 14, 2028	$4,655	GBP 3,578	$(90)	(0.0)%
Macquarie	July 15, 2027	$3,341	GBP 2,557	$(50)	(0.0)%
Macquarie	September 8, 2026	$160	GBP 120	$1	0.0%
Macquarie	September 8, 2027	$6,782	GBP 5,120	$(9)	(0.0)%
Macquarie	September 9, 2027	$105,132	GBP 78,727	$711	0.0%
Macquarie	December 8, 2026	$158	GBP 118	$1	0.0%
Macquarie	January 7, 2027	$1,289	EUR 1,083	$42	0.0%
Macquarie	March 5, 2027	$982	EUR 837	$16	0.0%
Macquarie	June 7, 2027	$1,007	EUR 856	$15	0.0%
Macquarie	July 7, 2026	$83	EUR 73	$-	-
Macquarie	July 7, 2026	$1,258	EUR 1,064	$43	0.0%

June 30, 2026
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
Macquarie	July 7, 2027	$1,286	EUR 1,075	$38	0.0%
Macquarie	September 7, 2027	$1,009	EUR 855	$14	0.0%
Macquarie	September 8, 2026	$524	EUR 453	$5	0.0%
Macquarie	September 8, 2026	$995	EUR 854	$16	0.0%
Macquarie	October 8, 2027	$34,563	EUR 28,828	$962	0.0%
Macquarie	December 7, 2026	$973	EUR 833	$16	0.0%
Macquarie	December 7, 2027	$45,293	EUR 38,242	$600	0.0%
Macquarie	January 7, 2027	$1,918	EUR 1,609	$65	0.0%
Macquarie	March 8, 2027	$529	EUR 444	$16	0.0%
Macquarie	June 8, 2027	$546	EUR 457	$16	0.0%
Macquarie	July 7, 2026	$1,867	EUR 1,576	$66	0.0%
Macquarie	July 7, 2027	$1,922	EUR 1,605	$59	0.0%
Macquarie	September 8, 2026	$535	EUR 452	$18	0.0%
Macquarie	September 8, 2027	$28,244	EUR 23,599	$774	0.0%
Macquarie	September 9, 2027	$51,680	EUR 43,078	$1,534	0.0%
Macquarie	December 8, 2026	$531	EUR 447	$17	0.0%
Macquarie	February 26, 2027	$158,188	CHF 131,613	$(9,117)	(0.3)%
Macquarie	March 29, 2029	$417	CHF 323	$(29)	(0.0)%
Macquarie	March 31, 2027	$12	CHF 10	$-	-
Macquarie	March 31, 2028	$12	CHF 10	$(1)	(0.0)%
Macquarie	June 30, 2027	$12	CHF 10	$(1)	(0.0)%
Macquarie	June 30, 2028	$12	CHF 10	$(1)	(0.0)%
Macquarie	July 7, 2026	$407	CHF 329	$-	-
Macquarie	August 27, 2026	$2,250	CHF 1,906	$(122)	(0.0)%
Macquarie	September 29, 2028	$12	CHF 10	$(1)	(0.0)%
Macquarie	September 30, 2026	$394	CHF 333	$(22)	(0.0)%
Macquarie	September 30, 2027	$12	CHF 10	$(1)	(0.0)%
Macquarie	November 27, 2026	$2,297	CHF 1,928	$(127)	(0.0)%
Macquarie	December 29, 2028	$13	CHF 10	$-	-
Macquarie	December 31, 2026	$398	CHF 333	$(22)	(0.0)%
Macquarie	December 31, 2027	$12	CHF 10	$(1)	(0.0)%
				$(6,850)	(0.2)%

	Interest Rate Swaps as of June 30, 2026
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront (Payments) / Receipts	Change in Unrealized Gains / (Losses)
Interest rate swap	7.11%	SOFR + 3.117%	5/20/2030	$165,000	$(24)	$—	$(3,326)
Interest rate swap	6.25%	SOFR + 2.4115%	5/31/2030	$500,000	$(2,642)	$—	$(9,693)
Interest rate swap	6.13%	SOFR + 2.715%	2/5/2031	$400,000	$(9,430)	$—	$(7,137)
Interest rate swap	6.38%	SOFR + 2.3525%	6/12/2029	$300,000	$9	$—	$9
Total Fair Value Hedge Accounting Swaps				$1,365,000	$(12,087)	$—	$(20,147)
Interest rate swap- cash flow hedge	4.505%	4.484%	6/7/2027	$77,196	$(10)	$—	$(10)
Total Cash Flow Hedge Accounting Swaps				$77,196	$(10)	$—	$(10)
Cash collateral				$—	$18,920	$—	$—
Total derivatives				$1,442,196	$6,823	$—	$(20,157)

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
(5)
Variable rate loans to the portfolio companies are indexed to the Secured Overnight Financing Rate ("SOFR") (denoted as "S"), Euro Interbank Offered Rate (“EURIBOR”) (denoted as “E”), Swiss Average Rate Overnight (“SARON”) (denoted as “SA”), Sterling Overnight Index Average (“SONIA”) (denoted as “SO”), or Bank Bill Swap Rate ("BBSW") (denoted as "B") and generally reset periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026
(6)
For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at June 30, 2026.
(7)
Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(8)
Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(9)
The portfolio company is domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different jurisdiction than the domicile of the portfolio company. Foreign countries include Luxembourg (denoted as “LU”), the United Kingdom (denoted as “UK”), Switzerland (denoted as “CH”), Ireland (denoted as “IE”), Mexico (denoted as "MX"), Australia (denoted as "AUS"), and the Netherlands (denoted as "NE"). Portfolio companies domiciled in a foreign country are not “qualifying assets” under Section 55(a) of the 1940 Act.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, qualifying assets represented approximately 79.4% of total assets as calculated in accordance with regulatory requirements.
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
(12)
Investment was on non-accrual status as of June 30, 2026, meaning that the Company has ceased recognizing interest income on these investments. As of June 30, 2026, debt investments on non-accrual status represented 0.1% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.
(13)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of June 30, 2026, $154,115 was held in FGTXX and had an average one year yield of 3.77%.
(14)
Portfolio company formerly known as Cotulla Acquisition Co.
(15)
In addition to the interest earned based on the stated interest rate of this investment, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other members in the syndicate to the extent an investment has been allocated to "first out" and "last out" tranches, whereby the "first out" tranche will have priority as to the "last out" tranche with respect to payments of principal, interest and any amounts due thereunder and the Company holds the "last out" tranche.

June 30, 2026
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Agrofresh	Revolver	3/31/2029	$4,870	$(50)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(480)
AmerSpirit FL LLC	Delayed Draw	8/15/2027	13,666	(169)
AVSC Holding Corporation	Revolver	12/5/2029	5,529	(76)
Best Trash LLC	Delayed Draw	10/10/2027	20,300	(76)
Best Trash LLC	Revolver	7/10/2031	6,060	(53)
Boasso Global	Revolver	3/31/2028	6,250	(156)
Brown & Root	Revolver	10/3/2030	24,005	(324)
Cadogan Tate	Delayed Draw	10/31/2026	41,920	(168)
Cadogan Tate	Revolver	10/31/2031	14,000	(161)
Carevet LLC	Revolver	6/18/2029	6,600	(39)
Cargotuff Buyer LLC	Delayed Draw	1/29/2028	23,333	(101)
Cargotuff Buyer LLC	Revolver	1/29/2032	7,389	(69)
Confluent Holdings LLC	Delayed Draw	10/30/2026	2,571	20
Disa Holdings Corp.	Delayed Draw	8/3/2026	1,703	—
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(41)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(178)
FEG, Inc.	Revolver	5/10/2030	9,000	(117)
Foundation Risk Partners	Delayed Draw	2/26/2027	3,508	(5)
Foundation Risk Partners	Revolver	10/29/2029	3,503	(13)
Four Winds Interactive LLC	Revolver	2/20/2030	1,935	(89)
Frontgrade Technologies Inc.	Revolver	1/9/2028	6,197	(190)
Fullsteam	Delayed Draw	8/8/2027	8,077	(29)
Fullsteam	Revolver	8/8/2031	1,817	(16)
Great Day Improvements LLC	Revolver	6/13/2030	5,600	(245)
Healthco Investment LTD	Delayed Draw	2/19/2029	6,631	(50)
Helios UK Bidco Limited	Revolver	3/2/2031	8,029	(185)
Highgate Hotels, L.P.	Revolver	11/3/2029	11,250	(192)
Highgate Hotels, L.P.	Delayed Draw	12/9/2027	25,000	(177)
Hotel Equities Group, LLC	Revolver	1/22/2029	3,825	(39)
Inspired Pet Nutrition	Delayed Draw	9/1/2028	3,980	(23)

June 30, 2026
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
K1 Speed Inc.	Delayed Draw	1/2/2028	2,429	(43)
Kite UK Bidco Ltd	Delayed Draw	1/9/2028	35,286	(197)
Learnosity	Revolver	1/15/2031	7,500	(287)
Legends Hospitality	Revolver	8/22/2030	5,438	(76)
Ligado Networks LLC	Delayed Draw	12/31/2026	1,726	(173)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2031	5,538	(25)
Natural Partners, Inc.	Revolver	3/15/2028	6,563	(52)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(36)
PetVet Care Centers	Revolver	11/15/2029	4,887	(767)
Pharmalogic Holdings Corp	Delayed Draw	12/31/2026	7,576	(19)
Red Fox CD Acquisition Corp.	Delayed Draw	11/21/2026	2,789	(43)
RPX Corporation	Revolver	8/2/2030	6,122	(54)
S.A.F.E. Management	Delayed Draw	11/24/2028	12,000	12
S.A.F.E. Management	Delayed Draw	5/24/2027	326	-
S.A.F.E. Management	Revolver	11/24/2031	1,500	(14)
S4T Holdings Corp	Delayed Draw	6/30/2028	41,642	(312)
Sandlot Baseball Borrower Co.	Delayed Draw	9/6/2027	48,733	32
Sandlot Baseball Borrower Co.	Revolver	12/27/2030	10,000	-
Sky Merger Sub, LLC	Delayed Draw	9/30/2026	12,500	130
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(364)
Solvias AG	Revolver	2/27/2030	22,266	(408)
Spartan College LLC	Delayed Draw	9/25/2026	10,070	63
St. Croix	Revolver	10/24/2032	8,573	(291)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(422)
Systems Planning and Analysis, Inc.	Delayed Draw	6/6/2027	4,712	(1)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,669	(19)
Tequilas Premium	Revolver	3/6/2031	24,500	(459)
Townsend	Revolver	8/1/2030	2,500	(50)
True Talent Advisory Borrower, LLC	Delayed Draw	1/9/2028	28,350	(246)
True Talent Advisory Borrower, LLC	Revolver	1/9/2032	15,750	(291)
USA DeBusk LLC	Revolver	4/30/2030	305	(3)
USA DeBusk LLC	Revolver	4/30/2030	649	(6)
Total Unfunded Commitments			$681,711	$(7,912)

The accompanying notes are an integral part of these consolidated financial statements.

MSD Investment Corp.

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Frontgrade Technologies Inc. - Incremental Term Loan		S + 5.25%	0.75%	9.13% (Incl 1.50% PIK)	1/9/2030	9,620	9,490	9,620	0.29%
Frontgrade Technologies Inc.		S + 5.25%	0.75%	9.13% (Incl 1.50% PIK)	1/9/2030	59,477	58,544	59,477	1.81
Frontgrade Technologies Inc. - Incremental Term Loan 2		S + 5.25%	0.75%	9.12% (Incl 1.50% PIK)	1/9/2030	5,467	5,419	5,467	0.17
Frontgrade Technologies Inc. - Incremental Term Loan 3		S + 5.00%	0.75%	8.94%	1/9/2030	4,374	4,374	4,374	0.13
Frontgrade Technologies Inc. - Revolving Credit Facility	(11)	S + 5.00%	0.75%	8.85%	1/9/2028	1,239	1,158	1,239	0.04
Sky Merger Sub, LLC		S + 6.60%	1.50%	10.42%	5/28/2029	106,875	104,899	105,053	3.20
Sky Merger Sub, LLC - Delayed Draw Term Loan	(11)	S + 6.60%	1.50%	10.26%	5/28/2029	—	—	99	—
Sky Merger Sub, LLC - Revolving Credit Facility	(11)	S + 6.60%	1.50%	10.26%	5/28/2029	—	(425)	(426)	(0.01)
Systems Planning and Analysis, Inc.		S + 4.75%	1.00%	8.42%	8/16/2027	10,495	10,420	10,417	0.32
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan		S + 4.75%	1.00%	8.42%	8/16/2027	6,555	6,495	6,507	0.20
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan Add on	(6)	S + 4.75%	1.00%	8.44%	8/16/2027	49,865	49,492	49,495	1.51
Systems Planning and Analysis, Inc. - Delayed Draw Term Loan Add on 2	(11)	S + 4.75%	1.00%	8.42%	8/16/2027	19,238	19,076	19,084	0.58
Systems Planning and Analysis, Inc. - Revolving Credit Facility	(6)(11)	S + 4.75%	1.00%	10.00%	8/16/2027	2,158	2,125	2,115	0.06
							271,067	272,521	8.30
Banking, Finance, Insurance & Real Estate
7Ridge Investments	(10)	S + 8.00%	1.00%	11.67%	7/7/2028	47,171	46,382	46,378	1.41
7Ridge Investments - Delayed Draw Term Loan	(10)(11)	S + 8.00%	1.00%	11.67%	7/7/2028	11,277	11,123	11,123	0.34
ALF Finance	(10)	S + 6.00%	1.00%	9.67%	12/10/2029	28,522	28,321	28,261	0.86
ALF Finance - Delayed Draw Term Loan	(10)	S + 6.00%	1.00%	9.67%	12/10/2029	46,191	45,866	45,768	1.40
ALF Finance - Incremental Term Loan	(10)	S + 6.00%	1.00%	9.67%	12/10/2029	15,267	15,122	15,127	0.46
Foundation Risk Partners		S + 4.75%	0.75%	8.42%	10/29/2030	19,586	19,550	19,502	0.59
Foundation Risk Partners - Delayed Draw Term Loan		S + 4.75%	0.75%	8.42%	10/29/2030	44,363	43,714	44,174	1.35
Foundation Risk Partners - Delayed Draw Term Loan Incremental		S + 4.75%	0.75%	8.42%	10/29/2030	9,915	9,837	9,873	0.30
Foundation Risk Partners - Delayed Draw Term Loan Second Incremental	(6)(11)	S + 4.75%	0.75%	8.62%	10/29/2030	6,820	6,781	6,782	0.21
Foundation Risk Partners - Revolving Credit Facility	(11)	S + 4.75%	0.75%	8.42%	10/29/2029	1,334	1,308	1,334	0.04
Fullsteam		S + 5.25%	0.75%	9.11%	8/8/2031	24,231	23,995	24,036	0.73
Fullsteam - Delayed Draw Term Loan	(11)	S + 5.25%	0.75%	8.91%	8/8/2031	—	(35)	(25)	—
Fullsteam - Revolving Credit Facility	(11)	S + 5.25%	0.75%	8.91%	8/8/2031	—	(25)	(25)	—
Healthco Investment LTD EUR	UK(9)(10)	E + 5.75%	0.00%	7.85%	9/9/2032	EUR 23,138	26,596	26,656	0.81
Healthco Investment LTD GBP	UK(9)(10)	SO + 5.75%	0.00%	9.72%	9/9/2032	GBP 5,000	6,624	6,609	0.20
Healthco Investment LTD - Delayed Draw Term Loan GBP	UK(9)(10)(11)	SO + 5.75%	0.00%	9.79%	9/9/2032	GBP —	(61)	(61)	—
JLL Partners Fund VII Secondary	(10)	S + 6.75%	1.00%	10.42% PIK	4/29/2032	54,070	53,350	53,336	1.63
Onbe Inc.		S + 5.50%	1.00%	9.22%	7/25/2031	128,700	126,482	126,649	3.86
							464,930	465,497	14.19

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Beverage, Food & Tobacco
Inspired Pet Nutrition EUR	UK(9)(10)	E + 5.50%	0.75%	7.62%	6/30/2030	EUR 42,500	48,773	49,207	1.50
Inspired Pet Nutrition EUR - Delayed Draw Term Loan	UK(9)(10)	E + 5.50%	0.75%	7.62%	6/30/2030	EUR 18,268	21,125	21,151	0.65
Inspired Pet Nutrition EUR - Delayed Draw Term Loan Add on	UK(9)(10)	E + 5.50%	0.75%	7.62%	6/30/2030	EUR 10,000	11,562	11,578	0.35
Inspired Pet Nutrition GBP	UK(9)(10)	SO + 5.50%	0.75%	9.48%	6/30/2030	GBP 77,500	102,319	102,970	3.14
Inspired Pet Nutrition - Delayed Draw Term Loan	UK(9)(10)(11)	SO + 5.50%	0.75%	9.22%	6/30/2030	GBP 2,529	3,335	3,334	0.10
LJ Perimeter Buyer, Inc.		S + 6.65%	1.00%	10.49%	10/31/2028	18,878	18,568	17,527	0.53
LJ Perimeter Buyer, Inc. - Delayed Draw Term Loan	(6)	S + 6.65%	1.00%	10.33%	10/31/2028	2,427	2,433	2,299	0.07
							208,115	208,066	6.34
Capital Equipment
Faraday Buyer, LLC		S + 6.00%	1.00%	9.67%	10/10/2028	32,804	32,383	32,430	0.99
Texas Hydraulics		S + 6.25%	2.00%	9.97%	11/20/2030	89,100	87,568	87,644	2.67
Trillium FlowControl	LU(9)(10)	S + 5.00%	1.00%	8.67%	12/20/2029	18,150	17,929	17,934	0.55
Trillium FlowControl - Delayed Draw Term Loan	LU(9)(10)(11)	S + 5.00%	1.00%	8.66%	12/20/2029	—	(16)	(16)	—
Trillium FlowControl - Revolving Credit Facility	LU(9)(10)(11)	S + 5.00%	1.00%	8.69%	12/20/2029	—	(36)	(18)	—
							137,828	137,974	4.21
Chemicals, Plastics & Rubber
Agrofresh		S + 5.50%	0.00%	9.32%	3/31/2030	65,753	64,940	64,952	1.98
Agrofresh - Revolving Credit Facility	(11)	S + 5.50%	0.00%	9.32%	3/31/2029	3,306	3,199	3,199	0.10
TPC Group, Inc.		S + 5.75%	0.00%	9.39%	11/24/2031	44,663	44,081	39,824	1.21
							112,220	107,975	3.29
Construction & Building
Cook & Boardman Group		S + 6.00%	1.00%	9.67%	3/4/2030	122,812	120,917	120,667	3.68
Cook & Boardman Group - Delayed Draw Term Loan	(6)(11)	S + 6.00%	1.00%	9.68%	3/4/2030	41,869	40,629	40,597	1.24
Elessent Clean Technologies Inc.		S + 6.00%	1.00%	9.73%	11/15/2029	135,474	133,265	133,373	4.07
Elessent Clean Technologies Inc. - Revolving Credit Facility	(11)	S + 6.00%	1.00%	9.66%	11/15/2029	—	(204)	(204)	(0.01)
Great Day Improvements LLC		S + 5.76%	1.50%	9.33%	6/13/2030	84,710	83,349	83,448	2.55
Great Day Improvements LLC - Revolving Credit Facility	(11)	S + 5.76%	1.50%	9.35%	6/13/2030	2,800	2,592	2,591	0.08
Michael Baker		S + 4.50%	0.00%	8.19%	12/1/2028	100,000	96,506	96,504	2.94
Texas Infrastructure Holdings, L.L.C.		S + 8.00%	0.00%	11.67%	12/22/2027	31,330	30,709	30,711	0.94
							507,763	507,687	15.49
Consumer Goods: Non-durable
1440 Foods Topco LLC		S + 5.00%	0.00%	8.72%	10/31/2031	19,819	18,848	18,679	0.57
GSM Outdoors		S + 5.00%	1.00%	8.67%	9/30/2031	12,288	11,538	12,134	0.37
Parfums Holdings Co.		S + 5.25%	1.00%	8.92%	6/27/2030	95,299	94,525	94,583	2.89
Parfums Holdings Co. - Revolving Credit Facility	(11)	S + 5.25%	1.00%	8.91%	6/27/2029	—	(42)	(42)	—
Valeron Group, LLC		S + 5.50%	0.00%	9.23%	10/18/2031	148,500	145,268	145,237	4.43
Valeron Group, LLC - Delayed Draw Term Loan		S + 5.50%	0.00%	9.23%	10/18/2031	49,550	48,426	48,461	1.48
							318,563	319,052	9.74

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Containers, Packaging & Glass
Confluent Holdings LLC		S + 7.00%	2.00%	10.67%	3/28/2029	28,789	28,164	28,039	0.86
Confluent Holdings LLC - Delayed Draw Term Loan		S + 7.00%	2.00%	10.67%	3/28/2029	14,394	14,086	14,020	0.43
Confluent Holdings LLC - Delayed Draw Term Loan Add On	(11)	S + 7.00%	2.00%	10.67%	3/28/2029	4,774	4,685	4,689	0.14
Dellner Couplers Group AB	UK(9)(10)	E + 5.43%	0.50%	7.32%	6/29/2029	EUR 38,000	40,558	44,561	1.36
							87,493	91,309	2.79
Environmental Industries
Inframark		S + 5.25%	0.75%	9.07% (Incl 2.75% PIK)	7/31/2031	18,707	18,551	18,670	0.57
Inframark - Delayed Draw Term Loan	(11)	S + 5.25%	0.75%	9.07% (Incl 2.75% PIK)	7/31/2031	2,294	2,271	2,293	0.07
							20,822	20,963	0.64
Healthcare & Pharmaceuticals
CareVet LLC - Term Loan A		S + 6.00%	2.00%	9.67%	6/18/2029	112,200	111,616	111,559	3.40
CareVet LLC - Term Loan B		N/A	N/A	14.75% (Incl 7.5% PIK)	6/18/2029	11,142	10,922	11,004	0.34
CareVet LLC - Delayed Draw Term Loan A	(6)(11)	S + 6.00%	2.00%	9.77%	6/18/2029	11,599	11,323	11,486	0.35
CareVet LLC - Delayed Draw Term Loan B	(11)	S + 6.00%	2.00%	9.67%	6/18/2029	20,922	20,693	20,975	0.64
CareVet LLC - Revolving Credit Facility	(11)	S + 6.00%	2.00%	9.66%	6/18/2029	—	(46)	(46)	—
Gainwell Acquisition Corp		S + 4.10%	0.75%	7.77%	10/1/2027	982	955	963	0.03
LSCS Holdings Inc.		S + 4.50%	0.00%	8.17%	2/23/2032	16,900	16,821	16,527	0.50
Natural Partners, Inc.		S + 4.50%	1.00%	8.32%	11/29/2030	50,327	49,748	49,885	1.52
Natural Partners, Inc. - Revolving Credit Facility	(11)	S + 4.50%	1.00%	8.16%	11/29/2030	—	(65)	(58)	—
PetVet Care Centers		S + 6.00%	0.75%	9.72%	11/15/2030	52,452	51,632	47,917	1.46
PetVet Care Centers - Revolving Credit Facility	(11)	S + 6.00%	0.75%	9.84%	11/15/2029	698	608	94	—
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	8.72%	6/21/2030	19,703	19,463	19,482	0.59
Pharmalogic Holdings Corp.		S + 5.00%	1.00%	8.72%	6/21/2030	CAD 73,875	53,296	53,225	1.62
Pharmalogic Holdings Corp. - Delayed Draw Term Loan	(11)	S + 5.00%	1.00%	8.72%	6/21/2030	5,051	4,916	4,919	0.15
Solvias AG	CH(9)(10)	SA + 5.50%	0.75%	6.25%	2/27/2032	CHF 131,010	142,392	161,909	4.94
Solvias AG - Revolving Credit Facility	CH(9)(10)(11)	SA + 5.50%	0.75%	6.25%	2/27/2030	CHF —	(404)	(472)	(0.01)
St. Croix		S + 4.50%	0.50%	8.37%	10/24/2032	51,435	50,926	50,934	1.55
St. Croix - Revolving Credit Facility	(11)	S + 4.50%	0.50%	8.16%	10/24/2032	—	(83)	(83)	—
							544,713	560,220	17.08

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
High Tech Industries
Alteryx, Inc.		S + 6.00%	0.75%	9.72%	3/19/2031	26,125	25,797	25,832	0.79
Alteryx, Inc. - Delayed Draw Term Loan		S + 6.00%	0.75%	9.72%	3/19/2031	59,375	58,652	58,710	1.79
Alteryx, Inc. - Revolving Credit Facility	(11)	S + 6.00%	0.75%	9.66%	3/19/2031	—	(106)	(106)	—
CoreWeave - Delayed Draw Term Loan	(6)	S + 6.00%	0.00%	9.87%	8/26/2030	34,994	34,587	34,994	1.07
CoreWeave - Delayed Draw Term Loan Add on	(6)(11)	S + 4.25%	0.00%	8.01%	9/29/2030	107,634	106,110	106,110	3.24
Inmar, Inc.	(6)	S + 4.50%	0.00%	8.24%	10/30/2031	26,126	25,895	25,756	0.79
Integral Ad Science Holding Corp		S + 5.00%	1.00%	8.73%	12/23/2031	76,000	71,441	71,440	2.18
Learnosity	IE(9)(10)	S + 5.25%	1.00%	8.92%	1/15/2031	91,806	90,940	90,840	2.77
Learnosity - Revolving Credit Facility	IE(9)(10)(11)	S + 5.25%	1.00%	8.91%	1/15/2031	—	(79)	(79)	—
MYOB Invest Co Pty Ltd and MYOB US Borrower LLC	AUS(9)(10)	B + 5.25%	0.00%	8.94% (Incl 2.75% PIK)	6/6/2030	AUD 76,130	48,762	50,221	1.53
SMX Group Intermediate Holdings LLC		S + 4.50%	0.00%	8.22%	2/6/2032	10,333	10,237	10,186	0.31
Watchguard Technologies, Inc.		S + 5.25%	0.75%	8.97%	7/2/2029	49,871	48,173	49,716	1.52
							520,409	523,620	15.99
Hotel, Gaming & Leisure
AmerSpirit FL LLC		S + 4.75%	3.00%	8.42%	8/15/2030	59,004	58,155	58,186	1.77
AmerSpirit FL LLC - Delayed Draw Term Loan		S + 4.75%	3.00%	8.42%	8/15/2030	173,875	171,409	171,464	5.23
AmerSpirit FL LLC - Delayed Draw Term Loan 2	(11)	S + 4.75%	3.00%	8.42%	8/15/2030	10,417	9,933	9,937	0.30
Chuck E. Cheese		S + 6.00%	2.00%	9.67%	9/26/2030	80,000	78,845	78,863	2.41
Clubcorp Holdings Inc.		S + 5.00%	1.00%	8.67%	7/10/2032	146,832	144,684	144,778	4.42
Clubcorp Holdings Inc. - Delayed Draw Term Loan	(11)	S + 5.00%	1.00%	8.66%	7/10/2032	—	(62)	(62)	—
Clubcorp Holdings Inc. - Revolving Credit Facility	(11)	S + 5.00%	1.00%	8.66%	7/10/2031	—	(221)	(221)	(0.01)
Highgate Hotels, L.P.		S + 5.50%	1.00%	9.17%	11/5/2029	98,000	96,639	96,078	2.93
Highgate Hotels, L.P. - Revolving Credit Facility	(11)	S + 5.50%	1.00%	9.16%	11/3/2029	—	(160)	(245)	(0.01)
Highgate Hotels, L.P.- Delayed Draw Term Loan	(11)	S + 5.50%	1.00%	9.16%	11/3/2029	—	(242)	(240)	(0.01)
Hotel Equities Group, LLC		S + 5.75%	2.00%	9.61%	1/22/2029	29,218	28,887	28,860	0.88
Hotel Equities Group, LLC - Revolving Credit Facility	(11)	S + 5.75%	2.00%	9.59%	1/22/2029	2,900	2,778	2,778	0.08
J&J Ventures Gaming LLC		S + 5.11%	0.75%	8.83%	4/26/2028	133,312	130,702	134,146	4.09
J&J Ventures Gaming LLC Add on		S + 5.00%	0.75%	8.72%	4/26/2030	30,000	29,713	30,300	0.92
K1 Speed Inc.		S + 6.25%	1.00%	10.23%	1/2/2029	18,214	17,972	17,952	0.55
K1 Speed Inc. - Delayed Draw Term Loan	(6)(11)	S + 6.25%	1.00%	10.08%	1/2/2029	3,643	3,563	3,555	0.11
K1 Speed Inc. - Delayed Draw Term Loan B		S + 6.25%	1.00%	9.92%	1/2/2029	3,643	3,590	3,590	0.11
K1 Speed Inc. Incremental		S + 6.25%	1.00%	10.23%	1/2/2029	4,250	4,188	4,189	0.13
K1 Speed Inc. Second Incremental		S + 6.25%	1.00%	10.15%	1/2/2029	1,943	1,917	1,915	0.06
Sandlot Baseball Borrower Co.		S + 5.00%	1.00%	8.67%	12/27/2028	65,333	64,483	64,783	1.98
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan		S + 5.00%	1.00%	8.67%	12/27/2028	10,877	10,788	10,829	0.33
Sandlot Baseball Borrower Co. - Delayed Draw Term Loan 2	(11)	S + 5.00%	1.00%	8.67%	12/27/2028	31,320	31,089	31,093	0.95
Sandlot Baseball Borrower Co. - Revolving Credit Facility	(11)	S + 5.00%	1.00%	8.66%	12/27/2028	—	—	—	—
							888,650	892,528	27.22

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Media: Advertising, Printing & Publishing
Nottingham Forest	UK(9)(10)	N/A	N/A	12.94% PIK	7/15/2028	GBP 4,184	5,572	5,619	0.17
Patientpoint		S + 5.00%	0.00%	8.67%	10/15/2032	185,000	175,828	178,062	5.43
Raptive		S + 4.36%	0.50%	8.08%	3/23/2028	6,323	6,189	6,228	0.19
Raptive - Incremental Term Loan		S + 4.36%	0.50%	7.97%	3/23/2028	150,000	146,151	147,750	4.51
Southampton FC	UK(9)(10)	SO + 6.00%	0.00%	9.98%	9/20/2029	GBP 48,421	63,295	64,639	1.97
Southampton FC - Revolving Credit Facility	UK(9)(10)	SO + 6.00%	0.00%	9.98%	9/20/2029	GBP 10,000	13,072	13,349	0.41
							410,107	415,647	12.68
Media: Broadcasting & Subscription
Sheffield United F.C.	UK(9)(10)	N/A	N/A	10.70%	5/22/2026	GBP 2,527	3,138	3,402	0.10
							3,138	3,402	0.10
Media: Diversified & Production
AVSC Holding Corporation		S + 5.00%	0.75%	8.72%	12/5/2031	58,277	57,238	57,288	1.75
AVSC Holding Corporation - Revolving Credit Facility	(11)	S + 5.00%	0.75%	8.69%	12/5/2029	—	(99)	(99)	—
Bisnow		S + 7.50%	3.00%	11.17%	5/9/2028	28,155	27,910	27,993	0.85
Candle Media Co Ltd		S + 6.10%	0.75%	9.77% (Incl 3.50% PIK)	6/18/2029	27,444	27,288	24,556	0.75
Candle Media Co Ltd - Delayed Draw Term Loan		S + 6.10%	0.75%	9.77% (Incl 3.50% PIK)	6/18/2029	10,865	10,808	9,721	0.30
Townsquare Media Inc.		S + 5.00%	0.50%	8.88%	2/13/2030	49,055	46,960	34,216	1.04
							170,105	153,675	4.69
Services: Business
ASC Engineered Solutions		S + 4.75%	0.75%	8.59%	7/10/2031	49,500	49,078	49,108	1.50
BDO USA, P.C.		S + 5.00%	2.00%	8.86%	8/31/2028	64,989	64,218	65,167	1.99
Best Trash LLC		S + 4.75%	1.00%	8.42%	7/10/2031	51,844	51,288	51,346	1.57
Best Trash LLC - Delayed Draw Term Loan	(6)	S + 4.75%	1.00%	8.47%	7/10/2031	16,211	16,044	16,055	0.49
Best Trash LLC - Incremental Delayed Draw Term Loan	(11)	S + 4.75%	1.00%	8.41%	7/10/2031	—	(116)	(115)	—
Best Trash LLC - Incremental Term Loan		S + 4.75%	1.00%	8.68%	7/10/2031	11,326	11,214	11,217	0.34
Best Trash LLC - Revolving Credit Facility	(11)	S + 4.75%	1.00%	8.42%	7/10/2031	190	128	130	—
Brock Holdings III, LLC		S + 5.75%	0.50%	9.42%	5/1/2030	37,283	36,924	37,345	1.14
Brown & Root Revolver	(11)	S + 5.00%	1.00%	8.84%	10/3/2030	8,916	8,502	8,502	0.26
Brown & Root Term Loan		S + 5.00%	1.00%	8.67%	10/3/2030	128,270	126,405	126,439	3.86
DISA Holdings Corp.		S + 5.00%	0.75%	8.99%	9/9/2028	16,413	16,259	16,265	0.50
DISA Holdings Corp. - Delayed Draw Term Loan	(6)(11)	S + 5.00%	0.75%	8.98%	9/9/2028	12,048	11,936	11,939	0.36
DISA Holdings Corp. - Revolving Credit Facility	(6)(11)	S + 5.00%	0.75%	8.98%	9/9/2028	1,111	1,074	1,073	0.03
Ethos	(10)	S + 6.00%	1.00%	9.72%	12/30/2029	157,013	154,439	154,964	4.73
Four Winds Interactive LLC		S + 5.75%	0.75%	9.42%	2/20/2030	14,925	14,666	14,678	0.45
Four Winds Interactive LLC - Delayed Draw Term Loan	(11)	S + 5.75%	0.75%	9.41%	2/20/2030	—	(19)	(19)	—
Four Winds Interactive LLC - Revolving Credit Facility	(11)	S + 5.75%	0.75%	9.41%	2/20/2030	—	(32)	(32)	—

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

MSD Investment Corp.

Consolidated Schedule of Investments - (Continued)

December 31, 2025

(in thousands, except shares)

Investments (1)(2)(3)(4)	Footnotes	Reference Rate and Spread (5)	Interest Rate Floor	Interest Rate (6)	Maturity Date	Par Amount / Shares (7)	Cost (8)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Telecommunications
Innovate Corp.	(10)	N/A	N/A	10.50%	2/1/2027	26,460	26,504	22,927	0.70
Ligado Networks LLC	(12)	N/A	N/A	15.5% PIK	11/1/2023	16,697	8,763	4,174	0.13
Ligado Networks LLC - DIP Facility - Backstop Incremental	(6)(11)	N/A	N/A	17.50% PIK	12/31/2026	401	401	(14)	—
Ligado Networks LLC - DIP Facility - Delayed Draw Term Loan		N/A	N/A	17.50% PIK	12/31/2026	1,899	1,899	1,529	0.05
Ligado Networks LLC - DIP Roll-up		N/A	N/A	17.50% PIK	12/31/2026	2,621	2,600	2,110	0.06
Maxar Technologies Inc. - Revolving Credit Facility	(11)	S + 5.75%	1.00%	9.42%	5/3/2029	10,189	9,975	10,189	0.31
Maxar Technologies Inc.		S + 5.75%	1.00%	9.42%	5/3/2030	97,428	95,690	97,428	2.97
							145,832	138,343	4.22
Transportation: Cargo
Boasso Global - Delayed Draw Term Loan		S + 4.75%	0.75%	8.59%	3/31/2028	7,997	7,867	7,812	0.24
Boasso Global - Revolving Credit Facility	(11)	S + 4.75%	0.75%	8.47%	3/31/2028	521	492	377	0.01
Boasso Global		S + 4.75%	0.75%	8.59%	3/31/2028	57,753	56,851	56,423	1.72
							65,210	64,612	1.97
Wholesale
DFS Holdings Company, Inc. - Delayed Draw Term Loan		S + 7.50%	1.00%	11.17% (Incl 5.00% PIK)	1/31/2029	1,603	1,620	1,563	0.05
DFS Holdings Company, Inc.		S + 7.50%	1.00%	11.17% (Incl 5.00% PIK)	1/31/2029	21,876	21,493	20,711	0.63
							23,113	22,274	0.68
Total First Lien Debt							6,345,127	6,345,143	193.54%
Second Lien Debt
Chemicals, Plastics & Rubber
Hexion Holdings Corporation		S + 7.54%	0.50%	11.25%	3/15/2030	12,353	12,130	11,959	0.36
Services: Business
DISA Holdings Corp.		S + 8.50%	2.50%	12.38% (Incl 2.00% PIK)	3/9/2029	15,438	15,158	15,290	0.47
DISA Holdings Corp. - Delayed Draw Term Loan		S + 8.50%	2.50%	12.38% (Incl 2.00% PIK)	3/9/2029	2,895	2,844	2,867	0.09
							18,002	18,157	0.56
Total Second Lien Debt							30,132	30,116	0.92%
Subordinated Debt
Services: Business
Ethos - PIK Note	(10)	N/A	N/A	13.00% PIK	3/31/2030	1,139	1,131	1,139	0.03
Healthcare & Pharmaceuticals
Solvias AG - Holdco Note	CH(9)(10)	N/A	N/A	12.50% PIK	2/27/2033	CHF 278	306	342	0.01
Total Subordinated Debt							1,437	1,481	0.04%

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

In connection with the Private Offering, the Company delivered a private placement memorandum to shareholders in which it provided that the term of the Company would commence on the Initial Closing Date and end upon the fifth anniversary of the Initial Closing Date, subject to a one-year extension (the “Term”). The Company also provided that, on or before the conclusion of the Term, the Board would seek a liquidity event or determine to remain a privately offered business development company indefinitely. On March 4, 2025, upon the recommendation of the Company’s management, the Board determined that it would be in the best interest of the Company and its shareholders to remain a privately offered BDC indefinitely.

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

Under procedures established by the Board, the Company intends to value investments for which market quotations are readily available at such market quotations. Assets listed on an exchange will be valued at their last sales prices as reported to the consolidated quotation service at 4:00 p.m. Eastern Time on the date of determination. If no such sales of such securities occurred, such securities will be valued at the bid price as reported by an independent, third-party pricing service on the date of determination. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at fair value as determined by the Adviser as the Company's valuation designee (in such capacity, the “Valuation Designee”), subject to the overall supervision of the Board. Such determination of fair values may involve subjective judgments and estimates, although the Valuation Designee will also engage independent valuation providers to review the valuation of each investment that constitutes a material portion of the Company’s portfolio and that does not have a readily available market quotation at least once annually. With respect to unquoted securities, the Valuation Designee, together with any independent valuation advisers, and subject to the oversight of the Board, will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. The types of factors that may be considered in determining the fair values of investments include, but are not limited to, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings. The Company intends to retain one or more independent providers of financial advisory services to assist the Valuation Designee and the Board by performing certain third-party valuation services. The Company may appoint additional or different third-party valuation firms in the future.

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

Financial and Derivative Instruments

We invest in derivative instruments, including foreign currency forward contracts and interest rate swaps. Foreign currency forward contracts are recognized at fair value in the consolidated financial statements. Foreign currency forward contracts are not designated as hedging instruments, and as a result, changes in fair value through net change in unrealized appreciation (depreciation) on foreign currency forward contracts are presented in the Consolidated Statements of Operations. Realized gains and losses that occur upon the cash settlement of the foreign currency forward contracts are included in net realized gains (losses) on foreign currency forward contracts on the Consolidated Statements of Operations. The Company uses interest rate swaps as derivative instruments to hedge the Company’s fixed rate debt, and therefore the periodic payment will be recognized as a component of interest expense in the Consolidated Statements of Operations. The change in fair value for the effective hedge will also be recognized as a component of interest expense in the Consolidated Statements of Operations, which is offset within interest expense to the extent of the fair value change for the hedged risk on our hedged Notes. The Company also uses an interest rate swap to hedge the variability of BBSW-indexed interest cash flows on one of its investments, designated as a qualifying cash flow hedge under ASC 815. The effective portion of the change in fair value of this interest rate swap is recorded in accumulated other comprehensive income (loss) and reclassified into interest income as the related hedged interest cash flows are recognized.

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

Our tax returns are subject to tax examination by major taxing authorities for a period of three years from when they are filed. We are additionally not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. As a result, no income tax liability or expense has been recorded on the accompanying consolidated financial statements as of both June 30, 2026 and December 31, 2025. We recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense on the consolidated statement of operations. During the three and six months ended June 30, 2026, we did not incur any interest or penalties.

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

Recent Accounting Pronouncements

In December 2024, the FASB issued Accounting Standards Update No. 2024-04, "Debt with Conversion and Other Options (“ASU 2024-04”): Induced Conversions of Convertible Debt Instruments”, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company has evaluated the adoption of ASU 2024-04 for the interim periods within 2026 and determined it has no material impacts on its consolidated financial statements at this time. We will continue to evaluate for the annual periods beginning after December 15, 2025.

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

License Agreement

The Company has entered into a license agreement (the “License Agreement”), pursuant to which MSD has granted the Company a non-exclusive license to use the name “MSD.” Under the License Agreement, the Company has a right to use the MSD name for so long as MSD or one of its affiliates, including the Adviser, remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “MSD” name or logo.

The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2026 and 2025:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Related Party	Source Agreement & Description	2026	2025	2026	2025
	Consolidated statement of operations:
Adviser	Advisory Agreement - management fees	$12,845	$9,461	$25,340	$18,427
Adviser	Advisory Agreement - income based incentive fee	13,967	10,882	27,701	22,314
Adviser	Advisory Agreement - board of directors' fees	126	77	246	155
Adviser	Advisory Agreement - capital gains incentive fee	(1,391)	(1,806)	(4,386)	(2,249)
Administrator	Administration Agreement - administration expense	875	875	1,750	1,950

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$6,876,275	$6,811,270	99.32%	$6,345,127	$6,345,143	99.28%
Second lien debt	30,384	29,659	0.43	30,132	30,116	0.47
Subordinated debt	328	358	0.01	1,437	1,481	0.02
Equity and Other Investments	14,629	16,520	0.24	12,369	14,314	0.23
Total investments	$6,921,616	$6,857,807	100.00%	$6,389,065	$6,391,054	100.00%

The Company has historically presented the composition of its investment portfolio using the Moody's industry classification system. Beginning with the period ended June 30, 2026, the Company is transitioning to the Global Industry Classification Standard ("GICS") to align its portfolio composition reporting with the convention more broadly used across the financial markets. Both the Moody's and GICS industry compositions of investments at fair value are presented below for the current and prior period for comparative purposes.

The Moody's industry composition of investments at fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Aerospace & Defense	3.90%	4.26%
Banking, Finance, Insurance & Real Estate	6.55	7.28
Beverage, Food & Tobacco	5.12	3.26
Capital Equipment	1.27	2.16
Chemicals, Plastics & Rubber	1.80	1.88
Construction & Building	7.90	7.94
Consumer Goods: Non-durable	4.55	4.99
Containers, Packaging & Glass	0.79	1.43
Environmental Industries	—	0.33
Healthcare & Pharmaceuticals	8.65	8.77
High Tech Industries	6.87	8.19
Hotel, Gaming & Leisure	11.43	13.97
Media: Advertising, Printing & Publishing	4.81	6.50
Media: Broadcasting & Subscription	2.21	0.05
Media: Diversified & Production	1.88	2.41
Services: Business	19.40	15.35
Services: Consumer	7.63	7.70
Telecommunications	0.53	2.17
Transportation: Cargo	2.86	1.01
Wholesale	1.85	0.35
Total	100.00%	100.00%

The GICS industry composition of investments at fair value as of June 30, 2026 and December 31, 2025 was as follows (unaudited):

	June 30, 2026	December 31, 2025
Capital Goods	15.95%	19.65%
Commercial & Professional Services	16.67	14.70
Consumer Durables & Apparel	3.83	3.94
Consumer Services	12.04	13.98
Consumer Staples Distribution & Retail	1.83	0.31
Financial Services	5.65	6.43
Food, Beverage & Tobacco	5.02	3.24
Health Care Equipment & Services	8.02	8.07
Household & Personal Products	1.35	1.48
Insurance	1.21	1.28
Materials	5.56	2.36
Media & Entertainment	8.82	8.69
Pharmaceuticals, Biotechnology & Life Sciences	3.74	4.00
Software & Services	6.30	8.84
Telecommunication Services	0.18	0.12
Transportation	3.83	2.91
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$5,911,977	$5,855,303	85.38%	167.35%
Luxembourg	57,427	42,617	0.62	1.22
United Kingdom	513,130	506,728	7.39	14.48
Switzerland	141,908	157,926	2.30	4.51
Ireland	90,509	87,567	1.28	2.50
Mexico	73,613	73,627	1.07	2.10
Australia	49,580	51,391	0.75	1.47
Netherlands	83,472	82,648	1.07	2.10
Total	$6,921,616	$6,857,807	100.00%	193.64%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$5,686,259	$5,668,402	88.69%	172.90%
Luxembourg	74,981	66,877	1.05	2.04
United Kingdom	345,908	353,014	5.52	10.77
Switzerland	142,294	161,779	2.53	4.93
Ireland	90,861	90,761	1.42	2.77
Australia	48,762	50,221	0.79	1.53
Total	$6,389,065	$6,391,054	100.00%	194.95%

As of June 30, 2026, the Company held one investment in the portfolio on non-accrual status. As of December 31, 2025, the Company held one investment in the portfolio on non-accrual status.

As of June 30, 2026, on a fair value basis, approximately 99.2% of our performing debt investments bore interest at a floating rate and approximately 0.8% of our performing debt investments bore interest at a fixed rate.

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

The following tables present the open foreign currency forward contracts as of June 30, 2026 and December 31, 2025:

June 30, 2026
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
AUD	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 196	$127	$136	$(9)
AUD	March 11, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,314	$848	$906	$(58)
AUD	April 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 193	$124	$133	$(9)
AUD	June 11, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 79,323	$51,156	$54,626	$(3,470)
AUD	September 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,336	$863	$923	$(60)
AUD	October 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 196	$127	$136	$(9)
AUD	December 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,325	$855	$915	$(60)
GBP	January 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 641	$865	$849	$16
GBP	January 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 1,725	$2,296	$2,288	$8
GBP	January 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 251	$341	$333	$8

June 30, 2026
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 116	$153	$153	$—
GBP	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 228	$302	$303	$(1)
GBP	January 7, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 645	$867	$856	$11
GBP	January 7, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 1,730	$2,287	$2,294	$(7)
GBP	January 7, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 307	$413	$408	$5
GBP	January 7, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 230	$305	$305	$—
GBP	March 8, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 26,148	$35,130	$34,678	$452
GBP	March 17, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 33,832	$44,499	$44,867	$(368)
GBP	April 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 628	$848	$833	$15
GBP	April 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 1,695	$2,253	$2,248	$5
GBP	April 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 289	$391	$383	$8
GBP	April 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 226	$299	$300	$(1)
GBP	April 7, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 65,027	$85,797	$86,236	$(439)
GBP	April 7, 2028	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 7,725	$10,371	$10,244	$127
GBP	April 7, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 8,480	$11,233	$11,246	$(13)
GBP	July 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 861	$1,163	$1,142	$21
GBP	July 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 2,133	$2,844	$2,827	$17

June 30, 2026
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	July 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 101	$137	$133	$4
GBP	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 129	$171	$171	$—
GBP	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 115	$154	$154	$—
GBP	July 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 634	$855	$841	$14
GBP	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 1,714	$2,274	$2,274	$—
GBP	July 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 312	$421	$413	$8
GBP	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 114	$151	$151	$—
GBP	July 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 229	$303	$304	$(1)
GBP	September 8, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 121	$162	$161	$1
GBP	September 17, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 29,199	$39,194	$38,709	$485
GBP	September 17, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 47,854	$64,235	$63,441	$794
GBP	October 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 645	$871	$855	$16
GBP	October 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 1,719	$2,290	$2,278	$12
GBP	October 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 203	$275	$269	$6
GBP	October 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 226	$299	$299	$—
GBP	October 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 644	$868	$855	$13
GBP	October 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 1,734	$2,297	$2,300	$(3)
GBP	October 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 311	$419	$412	$7

June 30, 2026
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	October 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 231	$306	$306	$—
GBP	October 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 2,558	$3,381	$3,393	$(12)
GBP	January 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,507	$4,707	$4,651	$56
GBP	March 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 117	$155	$155	$—
GBP	June 8, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 119	$159	$158	$1
GBP	July 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,499	$4,712	$4,640	$72
GBP	July 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 3,446	$4,608	$4,571	$37
GBP	July 14, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,578	$4,655	$4,745	$(90)
GBP	July 15, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 2,557	$3,341	$3,391	$(50)
GBP	September 8, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 120	$160	$159	$1
GBP	September 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 5,120	$6,782	$6,791	$(9)
GBP	September 9, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 78,727	$105,132	$104,421	$711
GBP	December 8, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 118	$158	$157	$1
EUR	January 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 1,083	$1,289	$1,247	$42
EUR	March 5, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 837	$982	$966	$16
EUR	June 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 856	$1,007	$992	$15
EUR	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 73	$83	$83	$—
EUR	July 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 1,064	$1,258	$1,215	$43

June 30, 2026
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	July 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 1,075	$1,286	$1,248	$38
EUR	September 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 855	$1,009	$995	$14
EUR	September 8, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 453	$524	$519	$5
EUR	September 8, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 854	$995	$979	$16
EUR	October 8, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 28,828	$34,563	$33,601	$962
EUR	December 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 833	$973	$957	$16
EUR	December 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 38,242	$45,293	$44,693	$600
EUR	January 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 1,609	$1,918	$1,853	$65
EUR	March 8, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 444	$529	$513	$16
EUR	June 8, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 457	$546	$530	$16
EUR	July 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 1,576	$1,867	$1,801	$66
EUR	July 7, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 1,605	$1,922	$1,863	$59
EUR	September 8, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 452	$535	$517	$18
EUR	September 8, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 23,599	$28,244	$27,470	$774
EUR	September 9, 2027	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 43,078	$51,680	$50,146	$1,534

June 30, 2026
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	December 8, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 447	$531	$514	$17
CHF	February 26, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 131,613	$158,188	$167,305	$(9,117)
CHF	March 29, 2029	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 323	$417	$446	$(29)
CHF	March 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$12	$—
CHF	March 31, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	June 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	June 30, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 329	$407	$407	$—
CHF	August 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,906	$2,250	$2,372	$(122)
CHF	September 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	September 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$394	$416	$(22)
CHF	September 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	November 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,928	$2,297	$2,424	$(127)
CHF	December 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$13	$13	$—
CHF	December 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$398	$420	$(22)
CHF	December 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
Total					$851,871	$858,721	$(6,850)

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
AUD	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 196	$127	$130	$(3)
AUD	March 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,287	$830	$859	$(29)
AUD	March 11, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,314	$848	$871	$(23)
AUD	April 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 193	$124	$128	$(4)
AUD	June 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,326	$856	$884	$(28)
AUD	June 11, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 79,323	$51,156	$52,451	$(1,295)
AUD	September 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,336	$863	$890	$(27)
AUD	October 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 196	$127	$130	$(3)
AUD	December 11, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	AUD 1,325	$855	$881	$(26)
GBP	January 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 60	$80	$81	$(1)

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 116	$153	$156	$(3)
GBP	March 18, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 76,442	$102,196	$102,986	$(790)
GBP	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 115	$154	$155	$(1)
GBP	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 114	$151	$153	$(2)
GBP	October 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 2,558	$3,381	$3,436	$(55)
GBP	January 7, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP 2,398	$3,234	$3,231	$3
GBP	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,507	$4,707	$4,719	$(12)
GBP	March 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 117	$155	$157	$(2)
GBP	March 9, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 243	$325	$328	$(3)
GBP	March 18, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	GBP (14,340)	$(19,261)	$(19,319)	$58
GBP	June 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 121	$162	$163	$(1)
GBP	June 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 119	$159	$162	$(3)
GBP	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,499	$4,712	$4,713	$(1)
GBP	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,446	$4,608	$4,630	$(22)
GBP	July 14, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 3,578	$4,655	$4,796	$(141)
GBP	July 15, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 2,557	$3,341	$3,435	$(94)
GBP	September 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 120	$160	$162	$(2)
GBP	September 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 5,120	$6,782	$6,876	$(94)
GBP	September 9, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 78,727	$105,132	$105,726	$(594)
GBP	December 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	GBP 118	$158	$160	$(2)

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CAD	January 6, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,306	$954	$952	$2
CAD	March 31, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 1,718	$1,268	$1,256	$12
CAD	June 30, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CAD 76,721	$56,704	$56,309	$395
EUR	January 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 544	$638	$639	$(1)
EUR	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,083	$1,289	$1,291	$(2)
EUR	March 18, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	EUR 37,240	$43,954	$43,907	$47
EUR	July 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,064	$1,258	$1,260	$(2)
EUR	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,075	$1,286	$1,289	$(3)
EUR	October 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 28,828	$34,564	$34,659	$(95)
EUR	January 7, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,069	$1,255	$1,256	$(1)
EUR	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,576	$1,867	$1,880	$(13)
EUR	January 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,609	$1,918	$1,918	$—
EUR	March 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 444	$529	$531	$(2)
EUR	March 9, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 905	$1,064	$1,067	$(3)
EUR	June 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 453	$535	$536	$(1)

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	June 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 457	$546	$548	$(2)
EUR	July 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 1,605	$1,922	$1,924	$(2)
EUR	September 7, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 43,078	$51,680	$51,744	$(64)
EUR	September 8, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 452	$535	$536	$(1)
EUR	September 8, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 23,599	$28,244	$28,347	$(103)
EUR	December 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	EUR 447	$531	$533	$(2)
CHF	January 6, 2026	Unrealized appreciation on foreign currency forward contracts	Macquarie	CHF 1,082	$1,370	$1,366	$4
CHF	February 26, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 131,613	$158,188	$172,977	$(14,789)
CHF	February 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,895	$2,197	$2,405	$(208)
CHF	March 29, 2029	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 323	$417	$454	$(37)
CHF	March 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 325	$379	$415	$(36)
CHF	March 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	March 31, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	May 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,845	$2,159	$2,364	$(205)
CHF	June 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 329	$386	$423	$(37)

December 31, 2025
Foreign Currency	Settlement Date	Statement of Assets and Liabilities Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
CHF	June 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	June 30, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	August 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,906	$2,250	$2,463	$(213)
CHF	September 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$14	$(2)
CHF	September 30, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$395	$431	$(36)
CHF	September 30, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
CHF	November 27, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 1,928	$2,297	$2,513	$(216)
CHF	December 29, 2028	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$13	$14	$(1)
CHF	December 31, 2026	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 333	$398	$435	$(37)
CHF	December 31, 2027	Unrealized depreciation on foreign currency forward contracts	Macquarie	CHF 10	$12	$13	$(1)
Total					$684,004	$702,864	$(18,860)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded for the three and six months ended June 30, 2026 and 2025:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Statement of Operations Location	2026	2025	2026	2025
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$787	$(3,391)	$471	$(5,259)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	717	(31,829)	12,011	(37,157)
Net realized and unrealized gains on foreign currency forward contracts		$1,504	$(35,220)	$12,482	$(42,416)

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

The following table presents the derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received for assets or pledged for liabilities as of June 30, 2026 and December 31, 2025:

As of	Counterparty	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Assets Presented in the Statement of Financial Position	Collateral Received (1)	Net position of Derivative Assets and Collateral Received
June 30, 2026	Macquarie	$7,264	$(7,264)	$—	$—	$—

As of	Counterparty	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Liabilities Presented in the Statement of Financial Position	Collateral Pledged (1)	Net position of Derivative Liabilities and Pledged Collateral
June 30, 2026	Macquarie	$(14,114)	$7,264	$(6,850)	$7,200	$350

As of	Counterparty	Gross Amounts of Recognized Derivative Assets	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Assets Presented in the Statement of Financial Position	Collateral Received (1)	Net position of Derivative Assets and Collateral Received
December 31, 2025	Macquarie	$521	$(521)	$—	$—	$—

As of	Counterparty	Gross Amounts of Recognized Derivative Liabilities	Gross Amounts Offset in the Statement of Assets and Liabilities	Net Amounts of Liabilities Presented in the Statement of Financial Position	Collateral Pledged (1)	Net position of Derivative Liabilities and Pledged Collateral
December 31, 2025	Macquarie	$(19,381)	$521	$(18,860)	$—	$(18,860)
(1)
Lesser of the amount pledged and the amount needed to offset the liability.

The Company may also enter into interest rate swap transactions from time to time to hedge fixed rate debt obligations to align with our predominantly floating rate portfolio. The Company designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. As of June 30, 2026, the counterparty to the Company's interest rate swaps was Goldman Sachs International for the Series F Notes and 2030 Notes, JPMorgan Chase Bank, N.A. for the 2031 Notes and HSBC Bank USA, N.A. for the 2029 Notes. As of December 31, 2025, the counterparty to the Company's interest rate swaps was Goldman Sachs International for the Series F Notes and 2030 Notes, and JPMorgan Chase Bank, N.A. for the 2031 Notes. Certain information related to the Company's interest rate swaps as of June 30, 2026 is presented below:

As of June 30, 2026
Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap	Series F Notes	7.11%	SOFR + 3.117%	5/20/2030	$165,000
Interest rate swap	2030 Notes	6.25%	SOFR + 2.4115%	5/31/2030	$500,000
Interest rate swap	2031 Notes	6.13%	SOFR + 2.715%	2/5/2031	$400,000
Interest rate swap	2029 Notes	6.38%	SOFR + 2.3525%	6/12/2029	$300,000

The Company entered into an interest rate swap to hedge its exposure to variability in interest cash flows on its investment in MYOB Invest Co Pty Ltd and MYOB US Borrower LLC attributable to changes in the Australian Bank Bill Swap Rate ("BBSW"), converting the Company's AUD BBSW-indexed interest receipts to a USD SOFR-based rate. The Company designated this interest rate swap and the associated investment as a qualifying cash flow hedge accounting relationship, with the hedged risk limited to the risk of changes in interest cash flows attributable to changes in BBSW. The interest rate swap does not hedge foreign currency risk, which the Company addressed separately in connection with its investment in MYOB Invest Co Pty Ltd and MYOB US Borrower LLC. The effective portion of changes in the fair value of the interest rate swap is recorded in accumulated other comprehensive income (loss) and is reclassified into interest income in the Consolidated Statements of Operations in the period in which the hedged interest cash flows are recognized. Any ineffective portion of the change in fair value of the interest rate swap is recognized immediately in interest income in the Consolidated Statements of Operations.

As of June 30, 2026
Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap- cash flow hedge	MYOB	4.51%	4.48%	6/7/2027	$77,196

As a result of the Company's designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Company is required to fair value the hedging instruments and the related hedged items. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. For the three and six months ended June 30, 2026 the interest rate swaps had a change in fair value of ($12.8) million and ($20.1) million, which is offset within interest expense to the extent of the fair value change for the hedged risk on the Series F, 2030 Notes, 2031 Notes, and 2029 Notes. For the three and six months ended June 30, 2026 and 2025, the Company recognized no net change in realized or unrealized gains or losses on interest rate swaps not designated as hedging instruments in the Consolidated Statements of Operations. The balance sheet impact of fair valuing the interest rate swaps as of June 30, 2026 and December 31, 2025 is presented below:

As of June 30, 2026
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap (1)	$165,000	5/20/2030	$—	$(24)	Accrued expenses and other liabilities
Interest rate swap (2)	$500,000	5/31/2030	$—	$(2,642)	Accrued expenses and other liabilities
Interest rate swap (3)	$400,000	2/5/2031	$—	$(9,430)	Accrued expenses and other liabilities
Interest rate swap (4)	$300,000	6/12/2029	$9	$—	Prepaid expenses and other assets
(1)
The asset related to the fair value of the interest rate swaps was offset by a $0.0 million increase to the carrying value of the Series F Notes.
(2)
The asset related to the fair value of the interest rate swaps was offset by a $2.6 million increase to the carrying value of the 2030 Notes.
(3)
The liability related to the fair value of the interest rate swaps was offset by a $9.4 million decrease to the carrying value of the 2031 Notes.
(4)
The asset related to the fair value of the interest rate swaps was offset by a $0.0 million increase to the carrying value of the 2029 Notes

As a result of the Company's designation of the interest rate swap as a hedging instrument in a qualifying cash flow hedge accounting relationship, changes in fair value are recorded in accumulated other comprehensive income (loss) and reclassified into interest income as the related BBSW-indexed interest cash flows are recognized. For the six months ended June 30, 2026, the change in fair value and the amount reclassified into interest income were each $0.0 million, and the Company recognized no hedge ineffectiveness. The balance sheet impact of fair valuing the interest rate swap as of June 30, 2026 is presented below:

As of June 30, 2026
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap (1)	$77,196	6/7/2027	$—	$(10)	Accrued expenses and other liabilities
(1)
The liability related to the fair value of the interest rate swap was offset by a $0.0 million decrease to accumulated other comprehensive income (loss)

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

Note 6. Fair Value Measurements

The following tables present the fair value hierarchy of financial instruments, as of June 30, 2026 and December 31, 2025, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$754,331	$6,056,939	$6,811,270
Second lien debt	—	—	29,659	29,659
Subordinated debt	—	—	358	358
Equity and Other Investments	—	—	16,520	16,520
Cash and cash equivalents	226,255	—	—	226,255
Total Portfolio Investments, Cash and Cash Equivalents	$226,255	$754,331	$6,103,476	$7,084,062
Percentage of total	3.19%	10.65%	86.16%	100.00%
Interest rate swaps	$—	$(12,097)	$—	$(12,097)
Foreign currency forward contracts	$—	$(6,850)	$—	$(6,850)

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$735,729	$5,609,414	$6,345,143
Second lien debt	—	11,959	18,157	30,116
Subordinated debt	—	—	1,481	1,481
Equity and Other Investments	—	—	14,314	14,314
Cash and cash equivalents	128,658	—	—	128,658
Total Portfolio Investments, Cash and Cash Equivalents	$128,658	$747,688	$5,643,366	$6,519,712
Percentage of total	1.97%	11.47%	86.56%	100.00%
Interest rate swaps	$—	$8,060	$—	$8,060
Foreign currency forward contracts	$—	$(18,860)	$—	$(18,860)

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2026:

	For the Three Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$6,175,550	$18,263	$350	$15,836	$6,209,999
Purchase of investments (including PIK)	515,846	92	12	684	516,634
Proceeds from principal repayments and sales of investments	(477,362)	—	—	—	(477,362)
Amortization of premium/accretion of discount, net	5,143	32	—	—	5,175
Net realized gain (loss) on investments	5,234	—	—	—	5,234
Net change in unrealized appreciation (depreciation) on investments	(24,010)	(185)	(4)	—	(24,199)
Transfers out of Level 3 (1)	(195,101)	—	—	—	(195,101)
Transfers to Level 3 (1)	51,639	11,457	—	—	63,096
Fair value, end of period	$6,056,939	$29,659	$358	$16,520	$6,103,476
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2026	$(23,229)	$(185)	$(4)	$—	$(23,418)

	For the Six Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$5,609,414	$18,157	$1,481	$14,314	$5,643,366
Purchase of investments (including PIK)	1,348,881	186	22	2,260	1,351,349
Proceeds from principal repayments and sales of investments	(803,248)	—	(1,139)	—	(804,387)
Amortization of premium/accretion of discount, net	11,233	67	—	—	11,300
Net realized gain (loss) on investments	11,311	—	8	—	11,319
Net change in unrealized appreciation (depreciation) on investments	(45,734)	(710)	(14)	(54)	(46,512)
Transfers out of Level 3 (1)	(183,703)	—	—	—	(183,703)
Transfers to Level 3 (1)	108,785	11,959	—	—	120,744
Fair value, end of period	$6,056,939	$29,659	$358	$16,520	$6,103,476
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2026	$(44,230)	$(710)	$(7)	$(54)	$(45,001)
(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the three and six months ended June 30, 2026, one and one investment, respectively, were transferred from Level 2 to Level 3, as valuation coverage on level 2 investments decreased to less than two independent pricing services. For the three and six months ended June 30, 2026, there were two and zero investments, respectively, that were transferred from Level 3 to Level 2, as valuation coverage on level 3 investments increased to two or more independent pricing services.

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

(1)
Transfers are recorded at the beginning of the applicable period at their fair value. For the three and six months ended June 30, 2025, three and six investments, respectively, were transferred from Level 2 to Level 3, as valuation coverage on level 2 investments decreased to less than two independent pricing services. For the three and six months ended June 30, 2025, no investments were transferred from Level 3 to Level 2.

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$5,711,169	Market Yield Analysis	Market Yield Discount Rates	6.34%	19.79%	10.72%
	106,383	Recent Transaction	Transaction Price	98.03	99.02	98.48
	5,817,552
Second lien debt	18,217	Market Yield Analysis	Market Yield Discount Rates	13.04%	15.04%	14.04%
Preferred equity	8,846	Market Yield Analysis	Market Yield Discount Rates	17.81%	18.81%	18.31%
	5,778	Recent Transaction	Transaction Price	32.08	100.00	90.85
	14,624
Warrants	1,896	Recent Transaction	Transaction Price	514.28	514.28	514.28
Total	$5,852,289

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input (1)	Low	High	Weighted Average (2)
First lien debt	$5,296,337	Market Yield Analysis	Market Yield Discount Rates	5.95%	16.79%	9.71%
	127,215	Recent Transaction	Transaction Price	96.50	98.02	96.87
	5,423,552
Second lien debt	18,157	Market Yield Analysis	Market Yield Discount Rates	12.07%	13.07%	12.57%
Subordinated debt	1,481	Market Yield Analysis	Market Yield Discount Rates	11.66%	13.78%	12.42%
Preferred equity	8,162	Market Yield Analysis	Market Yield Discount Rates	17.80%	18.80%	18.30%
	4,255	Recent Transaction	Transaction Price	32.08	100.00	87.58
	12,417
Warrants	1,896	Recent Transaction	Transaction Price	514.28	514.28	514.28
Total	$5,457,503
(1)
The Company generally uses prices provided by an independent pricing service, or directly from an independent broker, which are indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Adviser in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of June 30, 2026 and December 31, 2025, the Company had investments of this nature measured at fair value totaling $251.2 million and $185.9 million, respectively.
(2)
Weighted averages are calculated based on fair value of investments.

Financial Instruments Disclosed, But Not Carried at Fair Value

Debt

The fair value of the Company’s variable interest Credit Facilities, which would be categorized as Level 3 investments within the fair value hierarchy, as of both June 30, 2026 and December 31, 2025, respectively, approximate their carrying value. The fair value of the Company's Series A Notes, Series C Notes, Series F Notes, 2030 Notes, 2031 Notes and 2029 Notes (see Note 7. Borrowings) is based on vendor pricing received by the Company, which is considered a Level 3 input.

The following table presents the fair value of the Company’s Series A Notes, Series C Notes, Series F Notes, 2030 Notes, 2031 Notes and 2029 Notes as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Outstanding Principal	Fair Value
Series A Notes	$69,000	$69,721
Series C Notes	116,000	119,493
Series F Notes	165,000	165,043
2029 Notes	300,000	300,009
2030 Notes	500,000	497,404
2031 Notes	400,000	390,570
Total	$1,550,000	$1,542,240

	December 31, 2025
	Outstanding Principal	Fair Value
Series A Notes	$69,000	$70,030
Series C Notes	116,000	119,993
Series F Notes	165,000	168,293
2030 Notes	500,000	507,012
2031 Notes	400,000	397,707
Total	$1,250,000	$1,263,035

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

The Company’s outstanding debt obligations as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$520,000	$513,686	$30,000	10/30/2030
SPV II facility	795,000	684,000	674,787	111,000	9/18/2030
Collateralized loan obligations	390,000	390,000	387,157	—	10/15/2035
Revolving credit facility	670,000	100,000	95,457	570,000	11/19/2029
2029 Notes	300,000	300,000	294,474	—	6/12/2029
2030 Notes	500,000	500,000	488,684	—	5/31/2030
2031 Notes	400,000	400,000	382,334	—	2/5/2031
Series A Notes	69,000	69,000	68,630	—	8/7/2027
Series B Notes	75,000	75,000	74,598	—	8/7/2027
Series C Notes	116,000	116,000	114,950	—	8/7/2029
Series D Notes	75,000	75,000	74,321	—	8/7/2029
Series E Notes	50,000	50,000	49,635	—	5/20/2028
Series F Notes	165,000	165,000	163,464	—	5/20/2030
Series G Notes	50,000	50,000	49,522	—	5/20/2030
Total	$4,205,000	$3,494,000	$3,431,699	$711,000

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Maturity Date
SPV I facility	$550,000	$474,000	$466,964	$76,000	10/30/2030
SPV II facility	795,000	727,000	716,705	68,000	9/18/2030
Collateralized loan obligations	390,000	390,000	387,006	—	10/15/2035
Revolving credit facility	670,000	160,000	154,792	510,000	11/19/2029
2030 Notes	500,000	500,000	497,343	—	5/31/2030
2031 Notes	400,000	400,000	388,406	—	2/5/2031
Series A Notes	69,000	69,000	68,464	—	8/7/2027
Series B Notes	75,000	75,000	74,417	—	8/7/2027
Series C Notes	116,000	116,000	114,782	—	8/7/2029
Series D Notes	75,000	75,000	74,213	—	8/7/2029
Series E Notes	50,000	50,000	49,539	—	5/20/2028
Series F Notes	165,000	165,000	166,513	—	5/20/2030
Series G Notes	50,000	50,000	49,461	—	5/20/2030
Total	$3,905,000	$3,251,000	$3,208,605	$654,000
(1)
Carrying value is equal to outstanding principal amount net of unamortized financing costs, amortized original issue discount, and the fair value of any interest rate swap designated as a fair value hedge.
(2)
The unused portion is the amount upon which commitment fees are based, if any.

The components of interest expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense	$55,321	$45,860	$108,285	$88,049
Unused/undrawn fees	284	355	730	490
Administration fees	358	358	816	712
Interest rate swap	158	863	392	1,020
Accretion of original issue discount	452	249	872	249
Amortization of deferred financing costs	2,428	1,915	4,760	3,311
Total interest expense	$59,001	$49,600	$115,855	$93,831
Average borrowings	$3,621,804	$2,652,688	$3,549,769	$2,540,548

Weighted average interest rate (1)	6.18%	7.19%	6.22%	7.13%
Amortization of financing costs	0.27%	0.29%	0.27%	0.26%
Total borrowing costs	6.45%	7.48%	6.49%	7.39%

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

As of both June 30, 2026 and December 31, 2025, respectively, the Company was in compliance with all covenants associated with the SPV I Facility.

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

As of both June 30, 2026 and December 31, 2025, respectively, the Company was in compliance with all covenants associated with the SPV II Facility.

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

As of both June 30, 2026, and December 31, 2025, the Company had no outstanding Repurchase Obligations.

2023 Debt Securitization

On November 15, 2023 (the “Closing Date”), the Company completed an approximately $600 million term debt securitization (the “2023 Debt Securitization”). Term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Company.

The notes offered in the 2023 Debt Securitization (the “2030 Notes”) were issued by MSD BDC CLO I, LLC (the “Issuer”), a wholly-owned, consolidated subsidiary of the Company pursuant to an Indenture, dated the Closing Date, between the Issuer and U.S. Bank Trust Company, National Association, as trustee (the “Indenture”). The 2023 Notes consist of $336 million of Class A Notes, which bear interest at a rate per annum equal to SOFR in effect, plus an applicable margin of 2.70%; $54 million of Class B Notes, which bear interest at SOFR plus an applicable margin of 3.65%; $36 million of Class C Notes, which bear interest at SOFR plus an applicable margin of 4.00%; and approximately $163.6 million of Preferred Shares, which do not bear interest. The Company directly retained all of the Class C Notes and all of the Preferred Shares of the 2023 Debt Securitization at par in exchange for the Company’s sale and contribution to the Issuer of the initial closing date portfolio. Both the Class C Notes and Preferred Shares are eliminated in consolidation.

The Notes are backed by a diversified portfolio of senior secured and second lien loans (the “Collateral Obligations”). The initial portfolio will consist of Collateral Obligations acquired by the Issuer on the Closing Date from the Company pursuant to a Master Transfer Agreement, dated as of the Closing Date, among the Company, as seller, and the Issuer, as purchaser (the "Master Transfer Agreement"). Certain of the Collateral Obligations transferred to the Issuer pursuant to the Master Transfer Agreement were acquired by the Company from SPV I pursuant to the Master Participation Agreement, dated as of the Closing Date, among the Company, as purchaser and the SPV I Facility, as seller. The 2030 Notes mature on October 15, 2035.

The 2030 Notes are the secured obligation of the Issuer. The Notes have not been, and will not be, registered under the 1933 Act, or any state “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or applicable exemption from registration.

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

In connection with the offering of the Series F Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which predominately consists of floating rate loans. The notional amount of the interest rate swap was $165 million maturing on May 20, 2030, which aligns with the Series F Notes. The Company shall receive fixed rate interest semi-annually at 7.11%, and pay variable rate interest semi-annually based on 3-month SOFR plus 3.117%. The Company made $0.3 million in net periodic payments for the three months ended March 31, 2026.

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

On June 12, 2026, the Company and the Trustee entered into a Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Base Indenture. The Third Supplemental Indenture relates to the Company’s issuance, offer and sale of $300,000,000 aggregate principal amount of its 6.375% notes due 2029 (the “2029 Notes”).

The 2029 Notes will mature on June 12, 2029, and may be redeemed in whole or in part at the Company’s option at any time at the redemption price set forth in the Third Supplemental Indenture. The 2029 Notes bear interest at a rate of 6.375% per year payable semiannually on June 12 and December 12 of each year, commencing on December 12, 2026. The 2029 Notes are direct unsecured obligations of the Company.

In connection with the offering of the 2029 Notes, the Company entered into an interest rate swap to align the interest rates of its liabilities with the Company’s investment portfolio, which predominately consists of floating rate loans. The notional amount of the interest rate swap was $300,000,000 maturing on June 12, 2029. The Company shall receive fixed rate interest semi-annually at 6.375% and pay variable rate interest semi-annually based on 3-month SOFR plus 2.353%.

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

On September 25, 2025, the Company entered into that certain Commitment Increase Agreement with BNP Paribas as the assuming lender, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, pursuant to which, through the accordion feature in the Credit Agreement, the aggregate commitments under the Revolving Credit Facility increased from $595.0 million to $670.0 million.

Note 8. Commitments and Contingencies

Portfolio Company Commitments

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of June 30, 2026 and December 31, 2025, the Company’s unfunded commitments consisted of the following:

June 30, 2026
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Agrofresh	Revolver	3/31/2029	$4,870	$(50)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(480)
AmerSpirit FL LLC	Delayed Draw	8/15/2027	13,666	(169)
AVSC Holding Corporation	Revolver	12/5/2029	5,529	(76)
Best Trash LLC	Delayed Draw	10/10/2027	20,300	(76)
Best Trash LLC	Revolver	7/10/2031	6,060	(53)
Boasso Global	Revolver	3/31/2028	6,250	(156)
Brown & Root	Revolver	10/3/2030	24,005	(324)
Cadogan Tate	Delayed Draw	10/31/2026	41,920	(168)
Cadogan Tate	Revolver	10/31/2031	14,000	(161)
Carevet LLC	Revolver	6/18/2029	6,600	(39)
Cargotuff Buyer LLC	Delayed Draw	1/29/2028	23,333	(101)
Cargotuff Buyer LLC	Revolver	1/29/2032	7,389	(69)
Confluent Holdings LLC	Delayed Draw	10/30/2026	2,571	20
Disa Holdings Corp.	Delayed Draw	8/3/2026	1,703	—
Disa Holdings Corp.	Revolver	9/9/2028	4,166	(41)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(178)
FEG, Inc.	Revolver	5/10/2030	9,000	(117)
Foundation Risk Partners	Delayed Draw	2/26/2027	3,508	(5)
Foundation Risk Partners	Revolver	10/29/2029	3,503	(13)
Four Winds Interactive LLC	Revolver	2/20/2030	1,935	(89)
Frontgrade Technologies Inc.	Revolver	1/9/2028	6,197	(190)
Fullsteam	Delayed Draw	8/8/2027	8,077	(29)
Fullsteam	Revolver	8/8/2031	1,817	(16)
Great Day Improvements LLC	Revolver	6/13/2030	5,600	(245)
Healthco Investment LTD	Delayed Draw	2/19/2029	6,631	(50)
Helios UK Bidco Limited	Revolver	3/2/2031	8,029	(185)
Highgate Hotels, L.P.	Revolver	11/3/2029	11,250	(192)
Highgate Hotels, L.P.	Delayed Draw	12/9/2027	25,000	(177)
Hotel Equities Group, LLC	Revolver	1/22/2029	3,825	(39)
Inspired Pet Nutrition	Delayed Draw	9/1/2028	3,980	(23)

June 30, 2026
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
K1 Speed Inc.	Delayed Draw	1/2/2028	2,429	(43)
Kite UK Bidco Ltd	Delayed Draw	1/9/2028	35,286	(197)
Learnosity	Revolver	1/15/2031	7,500	(287)
Legends Hospitality	Revolver	8/22/2030	5,438	(76)
Ligado Networks LLC	Delayed Draw	12/31/2026	1,726	(173)
LJ Perimeter Buyer, Inc	Delayed Draw	10/31/2031	5,538	(25)
Natural Partners, Inc.	Revolver	3/15/2028	6,563	(52)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(36)
PetVet Care Centers	Revolver	11/15/2029	4,887	(767)
Pharmalogic Holdings Corp	Delayed Draw	12/31/2026	7,576	(19)
Red Fox CD Acquisition Corp.	Delayed Draw	11/21/2026	2,789	(43)
RPX Corporation	Revolver	8/2/2030	6,122	(54)
S.A.F.E. Management	Delayed Draw	11/24/2028	12,000	12
S.A.F.E. Management	Delayed Draw	5/24/2027	326	-
S.A.F.E. Management	Revolver	11/24/2031	1,500	(14)
S4T Holdings Corp	Delayed Draw	6/30/2028	41,642	(312)
Sandlot Baseball Borrower Co.	Delayed Draw	9/6/2027	48,733	32
Sandlot Baseball Borrower Co.	Revolver	12/27/2030	10,000	-
Sky Merger Sub, LLC	Delayed Draw	9/30/2026	12,500	130
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(364)
Solvias AG	Revolver	2/27/2030	22,266	(408)
Spartan College LLC	Delayed Draw	9/25/2026	10,070	63
St. Croix	Revolver	10/24/2032	8,573	(291)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(422)
Systems Planning and Analysis, Inc.	Delayed Draw	6/6/2027	4,712	(1)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,669	(19)
Tequilas Premium	Revolver	3/6/2031	24,500	(459)
Townsend	Revolver	8/1/2030	2,500	(50)
True Talent Advisory Borrower, LLC	Delayed Draw	1/9/2028	28,350	(246)
True Talent Advisory Borrower, LLC	Revolver	1/9/2032	15,750	(291)
USA DeBusk LLC	Revolver	4/30/2030	305	(3)
USA DeBusk LLC	Revolver	4/30/2030	649	(6)
Total Unfunded Commitments			$681,711	$(7,912)

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
7Ridge Investments	Delayed Draw	7/7/2026	$11,119	$35
Agrofresh	Revolver	3/31/2029	5,581	(67)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	9,500	(106)
AmerSpirit FL LLC	Delayed Draw	8/15/2027	24,204	(336)
AVSC Holding Corporation	Revolver	12/5/2029	6,283	(99)
Best Trash LLC	Delayed Draw	10/10/2026	25,000	(115)
Best Trash LLC	Revolver	7/10/2031	6,060	(58)
Boasso Global	Revolver	7/1/2026	5,729	(132)
Brown & Root	Revolver	10/3/2030	20,060	(286)
Cadogan Tate	Delayed Draw	10/31/2026	54,091	(274)
Cadogan Tate	Revolver	10/31/2031	12,500	(157)
Carevet LLC	Delayed Draw	6/18/2026	8,201	(47)
Carevet LLC	Delayed Draw	6/18/2026	12,078	173
Carevet LLC	Revolver	6/18/2029	6,600	(46)
Clubcorp Holdings Inc.	Delayed Draw	7/10/2027	9,600	(62)
Clubcorp Holdings Inc.	Revolver	7/10/2031	16,000	(221)
Confluent Holdings LLC	Delayed Draw	7/2/2026	9,915	39
Red Fox CD Acquisition Corp.	Delayed Draw	11/21/2026	30,940	(540)
CoreWeave Compute Acquisition Co., IV, LLC	Delayed Draw	3/31/2026	10,168	8
Disa Holdings Corp.	Delayed Draw	3/1/2026	354	(1)
Disa Holdings Corp.	Revolver	9/9/2028	3,055	(28)
Elessent Clean Technologies Inc.	Revolver	11/15/2029	13,158	(204)
FEG, Inc.	Revolver	5/10/2030	15,000	(219)
Foundation Risk Partners	Delayed Draw	2/26/2027	4,872	(9)
Foundation Risk Partners	Revolver	10/29/2029	4,003	-
Four Winds Interactive LLC	Delayed Draw	2/20/2027	2,903	(19)
Four Winds Interactive LLC	Revolver	2/20/2030	1,935	(32)
Frontgrade Technologies Inc.	Revolver	1/9/2028	7,024	-
Fullsteam	Delayed Draw	8/8/2027	8,077	(25)
Fullsteam	Revolver	8/8/2031	2,692	(25)
Great Day Improvements LLC	Revolver	6/13/2030	11,200	(167)
Healthco Investment LTD	Delayed Draw	2/19/2029	6,738	(61)
Highgate Hotels, L.P.	Revolver	11/3/2029	12,500	(245)
Highgate Hotels, L.P.	Delayed Draw	12/9/2027	25,000	(240)
Hotel Equities Group, LLC	Revolver	1/22/2029	7,100	(87)
Inframark	Delayed Draw	7/31/2026	1,234	4
Inspired Pet Nutrition	Delayed Draw	9/1/2028	4,044	(26)
K1 Speed Inc.	Delayed Draw	1/2/2026	2,429	(35)
Learnosity	Revolver	1/15/2031	7,500	(79)
Legends Hospitality	Delayed Draw	8/22/2026	638	(4)
Legends Hospitality	Revolver	8/22/2030	5,063	(79)
Ligado Networks LLC	Delayed Draw	12/31/2026	1,726	(337)
Maxar Technologies Inc.	Revolver	5/3/2029	5,316	-
Natural Partners, Inc.	Revolver	3/15/2028	6,563	(58)
Parfums Holding Co Inc	Revolver	6/27/2029	6,000	(42)
PetVet Care Centers	Revolver	11/15/2029	6,283	(543)
Pharmalogic Holdings Corp	Delayed Draw	6/21/2026	20,202	(75)
RPX Corporation	Revolver	8/2/2030	6,122	(61)
S.A.F.E. Management	Delayed Draw	11/24/2028	12,000	2
S.A.F.E. Management	Delayed Draw	2/24/2026	20,320	3
S.A.F.E. Management	Delayed Draw	5/24/2027	13,000	2
S.A.F.E. Management	Revolver	11/24/2031	2,383	(23)

December 31, 2025
Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Pharmalogic Holdings Corp	Delayed Draw	6/21/2026	20,202	(75)
RPX Corporation	Revolver	8/2/2030	6,122	(61)
S.A.F.E. Management	Delayed Draw	11/24/2028	12,000	2
S.A.F.E. Management	Delayed Draw	2/24/2026	20,320	3
S.A.F.E. Management	Delayed Draw	5/24/2027	13,000	2
S.A.F.E. Management	Revolver	11/24/2031	2,383	(23)
S.A.F.E. Management	Capital Commitment	11/24/2031	1,522	-
Sandlot Baseball Borrower Co.	Delayed Draw	6/5/2026	21,933	35
Sandlot Baseball Borrower Co.	Revolver	12/27/2028	10,000	-
Sky Merger Sub, LLC	Delayed Draw	5/28/2026	12,500	99
Sky Merger Sub, LLC	Revolver	5/28/2029	25,000	(426)
Solvias AG	Revolver	2/27/2030	22,711	(472)
Spartan College LLC	Delayed Draw	9/25/2026	10,070	38
St. Croix	Revolver	10/24/2032	8,573	(83)
SurveyMonkey Global Inc.	Revolver	5/31/2029	13,440	(94)
Systems Planning and Analysis, Inc.	Delayed Draw	6/6/2027	4,712	(11)
Systems Planning and Analysis, Inc.	Revolver	8/16/2027	3,669	(27)
Townsend	Revolver	8/1/2030	2,500	(54)
Trillium FlowControl	Delayed Draw	6/20/2026	3,667	(16)
Trillium FlowControl	Revolver	12/20/2029	3,000	(18)
USA Debusk LLC	Delayed Draw	4/30/2026	5,115	(10)
USA Debusk LLC	Revolver	4/30/2030	1,183	(11)
Total Unfunded Commitments			$679,658	$(6,054)

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At both June 30, 2026 and December 31, 2025, management was not aware of any pending or threatened material litigation.

Note 9. Net Assets

Subscriptions and Drawdowns

The Company has the authority to issue up to 200,000,000 shares of stock, which are classified as common stock, par value $0.001 per share. The Company previously issued 250 shares of preferred stock, par value $0.001 per share, which were previously designated the “12.0% Series A Cumulative Non-Voting Preferred Stock”. All preferred shares were redeemed effective December 15, 2025. Through its Private Offerings the Company will from time to time enter into subscription agreements (the “Subscription Agreements”) with investors. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice. As of June 30, 2026, the Company had received Capital Commitments totaling approximately $3.6 billion ($386.5 million remaining undrawn).

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements as of June 30, 2026:

Share Issuance Date	Number of Shares Issued	Aggregate Offering Proceeds
December 21, 2021	12,000,000	$299,988
June 23, 2022	2,509,410	$60,000
September 21, 2022	2,787,307	$65,000
December 29, 2022	2,991,256	$65,000
March 8, 2023	2,601,909	$60,000
April 21, 2023	4,446,421	$100,000
August 8, 2023	3,225,807	$75,000
December 29, 2023	4,310,345	$100,000
March 27, 2024	9,449,812	$225,000
June 5, 2024	16,366,612	$400,000
July 10, 2024	4,163,197	$100,000
September 27, 2024	14,553,015	$350,000
October 31, 2024	10,300,783	$250,000
September 4, 2025	12,437,811	$300,000
October 24, 2025	8,371,704	$200,000
November 7, 2025	12,494,793	$300,000
June 26, 2026	9,574,468	$225,000
Total	132,584,650	$3,174,988

Distributions

The Company declared the following distributions for the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Regular Distribution	Special Distribution	Per Share Amount	Total Amount
For Calendar Year 2026
March 9, 2026	March 13, 2026	March 27, 2026	$0.57	$—	$0.57	$78,799
May 12, 2026	June 15, 2026	June 29, 2026	$0.57	$—	$0.57	$79,134
					$1.14	$157,933
For Calendar Year 2025
March 4, 2025	March 13, 2025	March 27, 2025	$0.65	$—	$0.65	$65,397
May 12, 2025	June 13, 2025	June 27, 2025	$0.65	$0.02	$0.67	$68,452
					$1.32	$133,849

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

The following table summarizes the DRP Shares issued to shareholders who have “opted in” to the DRP as of June 30, 2026 and the value of such Shares as of the payment dates:

Payment Date	DRP Shares Issued	DRP Shares Value
April 15, 2022	286,055	$7,200
July 15, 2022	373,593	$9,321
October 17, 2022	377,076	$8,646
December 30, 2022	801,437	$18,056
April 17, 2023	637,800	$13,892
June 28, 2023	754,571	$16,789
September 28, 2023	828,460	$18,945
December 28, 2023	1,347,765	$31,456
March 28, 2024	861,529	$20,039
June 27, 2024	1,246,983	$29,653
September 27, 2024	1,179,974	$28,260
December 27, 2024	2,210,389	$53,204
March 27, 2025	1,555,293	$37,125
June 27, 2025	1,630,752	$38,877
September 26, 2025	555,901	$13,158
December 29, 2025	586,516	$13,900
March 27, 2026	587,056	$13,918
June 29, 2026	601,048	$14,175
	16,422,198	$386,614

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per Share during the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net increase in net assets resulting from operations	$64,480	$51,427	$125,330	$113,698
Weighted average shares outstanding	139,364,750	102,237,701	138,823,572	101,467,721
Earnings per share	$0.46	$0.50	$0.90	$1.12

Note 11. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Per Share Data:
Net assets, beginning of period	$23.71	$23.87
Net investment income (1)	1.17	1.27
Net realized gain (loss) (1)	0.13	(0.02)
Net change in unrealized appreciation (depreciation) (2)	(0.39)	(0.13)
Net increase in net assets resulting from operations	0.91	1.12
Distributions declared from distributable earnings (3)	(1.14)	(1.32)
Issuance of shares in connection with our DRP	0.00	0.00
Total increase (decrease) in net assets	(0.23)	(0.20)
Net assets, end of period	$23.48	$23.67
Shares outstanding, end of period	149,006,848	103,797,551
Total return based on NAV (4)	3.87%	4.73%
Ratios:
Expenses to average net assets (5)	10.47%	11.64%
Net investment income to average net assets (5)	9.52%	10.47%
Portfolio turnover rate (6)	13.07%	7.95%
Supplemental Data:
Net assets, end of period	$3,498,843	$2,457,740
Total capital commitments, end of period	$3,561,497	$3,110,483
Ratios of total contributed capital to total committed capital, end of period	89.15%	69.12%
Average debt outstanding	$3,549,769	$2,540,548
Asset coverage ratio (7)	200.8%	192.1%

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

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of August 14, 2026, the date that the consolidated financial statements were issued. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2026.

On July 30, 2026, the Company entered into an Amended and Restated Senior Secured Credit Agreement (the "Amended and Restated Credit Agreement") with the lenders party thereto, which amended the terms of the Company's Revolving Credit Facility. The Amended and Restated Credit Agreement amended the Revolving Credit Facility to, among other things: (i) increase the aggregate commitments from $670.0 million to $920.0 million; (ii) increase the maximum facility size from $675.0 million to $1.380 billion; and (iii) extend the maturity date from November 19, 2029 to July 30, 2031. The other material terms of the Revolving Credit Facility remain unchanged.

Subsequent to June 30, 2026, the Company invested in the senior secured loans of NewLevel IV, L.P., and Palletforce Intermediate Limited.

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

Financial and Operating Highlights

The following table presents financial and operating highlights (i) as of June 30, 2026 and December 31, 2025 and (ii) for the three and six months ended June 30, 2026 and 2025:

	As of
	June 30, 2026	December 31, 2025
Total assets	$7,152,634	$6,590,450
Investments in portfolio companies, at fair value	$6,857,807	$6,391,054
Borrowings	$3,494,000	$3,251,000
Net assets	$3,498,843	$3,278,352
Net asset value per common share	$23.48	$23.71
Leverage ratio (borrowings / total assets)	48.8%	49.3%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Average net assets	$3,386,583	$2,446,825	$3,350,506	$2,431,861
Average borrowings	$3,621,804	$2,652,688	$3,549,769	$2,540,548
Cost of investments purchased	$530,196	$273,314	$1,367,189	$863,644
Sales of investments	$171,288	$60,474	$222,240	$107,584
Principal repayments	$321,555	$128,445	$652,516	$277,801
Net investment income	$80,540	$63,469	$161,357	$128,692
Net realized gains (losses)	$6,044	$(452)	$17,891	$(2,291)
Net change in unrealized appreciation (depreciation)	$(22,104)	$(11,590)	$(53,918)	$(12,703)
Net increase (decrease) in net assets resulting from operations	$64,480	$51,427	$125,330	$113,698
Net investment income per share - basic and diluted	$0.58	$0.62	$1.17	$1.27
Earnings per share - basic and diluted	$0.46	$0.50	$0.90	$1.12

Portfolio and Investment Activity for the three and six months ended June 30, 2026 and 2025

The following table presents our portfolio company activity for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Portfolio companies at beginning of period	91	86	89	84
Number of added portfolio companies	4	5	10	11
Number of exited portfolio companies	(4)	(3)	(8)	(7)
Portfolio companies at period end	91	88	91	88

Number of debt investments period end	216	172	216	172
Number of equity and other investments at period end	4	5	4	5

The following table presents a roll-forward of all investment purchase, sale and repayment activity and changes in fair value, within our investment portfolio for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of period	$6,778,916	$29,720	$350	$15,836	$6,824,822
Purchase of investments	530,195	—	—	—	530,195
Proceeds from principal repayments and sales of investments	(492,844)	—	—	—	(492,844)
Other changes in fair value (1)	(4,997)	(61)	8	684	(4,366)
Fair value, end of period	$6,811,270	$29,659	$358	$16,520	$6,857,807

	Six Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity and Other Investments	Total Investments
Fair value, beginning of year	$6,345,144	$30,116	$1,481	$14,314	$6,391,055
Purchase of investments	1,365,612	—	—	1,576	1,367,188
Proceeds from principal repayments and sales of investments	(873,618)	—	(1,139)	—	(874,757)
Other changes in fair value (1)	(25,868)	(457)	16	630	(25,679)
Fair value, end of period	$6,811,270	$29,659	$358	$16,520	$6,857,807

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

The following table presents selected information regarding our investment portfolio as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026		December 31, 2025
Investments:
Number of portfolio companies	91		89
Number of investments	220		203
Average investment at fair value	$31,172		$31,483
Average cost of debt investments as a percentage of par (1)	98.06%		97.71%
Debt investments on non-accrual status as a percent of amortized cost of total debt investments	0.12%		0.14%
Debt investments on non-accrual status as a percent of fair value of total debt investments	0.12%		0.07%
Number of debt investments on non-accrual status	1		1
Weighted Average EBITDA (mm) (2)	131.7		150.2
Median EBITDA (mm) (2)	107.7		119.5
Weighted average net debt through tranche (2)	4.2x		4.2x
Weighted average interest rate coverage (2)	2.8x		2.5x
Percentage of sponsored investments	86.55%		90.40%

Floating interest rate debt investments:
Percent of debt portfolio (3)	99.1%		99.2%
Weighted average interest rate floors	0.98%		0.90%
Weighted average coupon spread to base interest rate	551	bps	550	bps
Weighted average effective yield on floating rate debt investments at amortized cost (4)	9.68%		9.72%
3 Month SOFR	3.73%		3.65%

Fixed interest debt investments: (5)
Percent of debt portfolio (3)	0.9%		0.8%
Weighted average coupon rate	12.44%		12.37%
Weighted average effective yield on fixed rate debt investments at amortized cost (4)	12.69%		13.89%

Other metrics:
Weighted average years to maturity on debt investments	4.13	years	4.45	years
Weighted average effective yield on the portfolio at amortized cost (4) (5)	9.70%		9.76%
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

The following table presents the maturity schedule of our funded debt investments based on their principal amount as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Maturity Year	Principal Amount	Percentage of Debt Portfolio	Principal Amount	Percentage of Debt Portfolio
2023	$—	-%	$16,697	0.3%
2026	63,959	0.9	50,578	0.8
2027	240,486	3.4	147,083	2.2
2028	683,677	9.7	862,956	13.2
2029	1,097,019	15.6	1,193,538	18.3
2030	2,246,936	31.9	2,238,383	34.3
2031	1,555,975	22.1	1,202,888	18.4
2032	1,034,808	14.7	813,777	12.5
2033	120,845	1.7	350	—
	$7,043,705	100.0%	$6,526,250	100.0%

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

The following tables show the investment rankings of the debt investments in our portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026			As of December 31, 2025
Risk Rating	Fair Value	% of Portfolio	# of Investments	Fair Value	% of Portfolio	# of Investments
1	$—	0.0%	—	$—	0.0%	—
2	153,073	2.2	8	138,382	2.2	7
3	6,578,775	95.9	200	6,079,704	95.1	181
4	113,847	1.7	7	165,169	2.6	11
5	12,112	0.2	5	7,799	0.1	4
	$6,857,807	100.0%	220	$6,391,054	100.0%	203

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

Operating Results for the three and six months ended June 30, 2026 and 2025 are presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$168,847	$134,871	$333,409	$268,144
Total expenses	88,307	71,402	172,052	139,452
Net investment income	80,540	63,469	161,357	128,692
Net realized gain (loss)	6,044	(452)	17,891	(2,291)
Net change in unrealized appreciation (depreciation)	(22,104)	(11,590)	(53,918)	(12,703)
Net increase (decrease) in net assets resulting from operations	$64,480	$51,427	$125,330	$113,698

Investment Income

Investment income consisted of the following components for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest income on debt securities
Cash interest	$153,606	$121,427	$305,818	$235,010
PIK interest	6,877	6,709	10,529	14,677
Net accretion/amortization of discounts/premiums	6,304	4,927	13,789	11,333
Total interest on debt securities	166,787	133,063	330,136	261,020
Dividend Income	346	217	684	1,232
PIK dividend	—	1,568	—	2,776
Total interest and dividend income	167,133	134,848	330,820	265,028
Other income	1,714	23	2,589	3,116
Total investment income	$168,847	$134,871	$333,409	$268,144
Average investments at cost (1)	$6,893,745	$4,994,855	$6,725,518	$4,841,556
Income return (2)	2.42%	2.70%	4.92%	5.47%

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

The table below shows a breakdown of our operating expenses for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fixed Operating Expenses
Professional fees (1)	$1,469	$1,127	$2,782	$2,515
Board of directors' fees	126	77	246	155
General and other expenses	302	302	566	831
Organization and offering costs (2)	—	—	—	18
Total fixed operating expenses	1,897	1,506	3,594	3,519

Variable operating expenses:
Interest expense (3)	59,001	49,600	115,855	93,831
Management fees	12,845	9,461	25,340	18,427
Administrative expense (4)	1,548	1,352	3,061	2,865
Custody expense	410	315	827	620
Transfer agency fees	30	92	60	125
Total variable operating expenses	73,834	60,820	145,143	115,868

Performance-dependent expenses:
Income based incentive fee	13,967	10,882	27,701	22,314
Capital gains incentive fee	(1,391)	(1,806)	(4,386)	(2,249)
Total performance-dependent expenses	12,576	9,076	23,315	20,065

Total expenses	$88,307	$71,402	$172,052	$139,452

(1)
Professional fees includes the expenses for third-party service providers such as internal and independent auditors, tax return preparer and tax consultant, third-party investment valuation firms, and fund legal counsel.
(2)
Organization and offering costs are associated with the initial formation, setup and distribution of the Company and may not be recurring.
(3)
The composition of our interest expense for the three and six months ended June 30, 2026 and 2025 are described more fully in Note 7. Borrowings of our accompanying consolidated financial statements.
(4)
Administrative services include the expenses for third-party services providers such as fund accountant, fund sub-administrator, and independent pricing services. Additionally, administrative expense includes costs reimbursable to the Administrator according to the terms of the administration agreement.

Net Realized and Unrealized Gains

For the three and six months ended June 30, 2026, our net realized gains (losses) were $6.0 million and $17.9 million, respectively, and our net change in unrealized appreciation (depreciation) were ($22.1) million and ($53.9) million, respectively.

For the three and six months ended June 30, 2025, our net realized gains (losses) were ($0.5) million and ($2.3) million, respectively, and our net change in unrealized appreciation (depreciation) were ($11.6) million and ($12.7) million, respectively.

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

The ranges of unobservable inputs used in the fair value measurement of our investments classified as Level 3 fair valued as of June 30, 2026 and December 31, 2025, respectively, are presented in Note 6. Fair Value Measurements in the accompanying consolidated financial statements.

In addition to impacting the fair value recorded for our investments on our consolidated statement of assets and liabilities, had we used different key unobservable inputs to determine the fair value of our investments, amounts recorded in our consolidated statement of operations, including the net change in unrealized appreciation and depreciation on investments, management and performance-based incentive fees would also be impacted. The table below outlines the impact on our results of a 5% increase in the fair value of our Level 3 investments for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fair value of level 3 investments at the end of the period	$6,103,476	$4,504,587	$6,103,476	$4,504,587
Fair value assuming a 5% increase in value	6,408,650	4,729,816	6,408,650	4,729,816

Increase in unrealized appreciation	305,174	225,229	305,174	225,229
(Increase) in management fees	(572)	(422)	(1,144)	(845)
(Increase) in capital gains incentive fees (1)	(45,776)	(33,784)	(45,776)	(33,784)
Increase in net assets resulting from operations	$258,826	$191,023	$258,254	$190,600

Weighted average shares outstanding	139,364,750	102,237,701	138,823,572	101,467,721
Shares outstanding at the end of the period	149,006,848	103,797,551	149,006,848	103,797,551

Increase in earnings per share	$1.86	$1.87	$1.86	$1.88
Increase in net assets per share	$1.74	$1.84	$1.73	$1.84

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

Hedging

The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. As of June 30, 2026 the Company had entered into foreign currency forward contracts in order to hedge its economic exposure to certain foreign currencies in which its investments were denominated, in addition to interest rate swaps to offset fixed rate exposure on our Series F Notes, 2030 Notes, 2031 Notes and 2029 Notes (see Note 5. Derivative Instruments in the accompanying consolidated financial statements). However, no assurance can be given that such hedging transactions will be effective.

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

Liquidity

The tables below present a summary of our liquidity position as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$226,255	$128,658
Unused borrowing capacity	711,000	654,000
Principal receivable	3,635	20,809
Unfunded investment commitments (1)	(681,711)	(679,658)
Undrawn capital commitments	386,509	589,366
Other net working capital (2)	(189,010)	(74,828)
Total	$456,678	$638,347
(1)
For a comprehensive list of our unfunded investment commitments see the footnotes to our consolidated schedule of investments included in our accompanying consolidated financial statements.
(2)
Other net working capital is interest receivable less all liabilities exclusive of debt.

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

The table below summarizes certain financing obligations that are expected to have an impact on our liquidity and cash flow in specified future interval periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV I facility	$520,000	$—	$—	$520,000	$—
SPV II facility	684,000	—	—	684,000	—
Collateralized loan obligations	390,000	—	—	—	390,000
Revolving credit facility	100,000	—	—	100,000	—
2029 Notes	300,000	—	300,000	—	—
2030 Notes	500,000	—	—	500,000	—
2031 Notes	400,000	—	—	400,000	—
Series A Notes	69,000	—	69,000	—	—
Series B Notes	75,000	—	75,000	—	—
Series C Notes	116,000	—	—	116,000	—
Series D Notes	75,000	—	—	75,000	—
Series E Notes	50,000	—	50,000	—	—
Series F Notes	165,000	—	—	165,000	—
Series G Notes	50,000	—	—	50,000	—
Total Contractual Obligations	$3,494,000	$—	$494,000	$2,610,000	$390,000

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

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. As of June 30, 2026, 99.2% of our debt investments (99.0% of our total investments), or $6.79 billion measured at fair value, are subject to floating interest rates. Additionally, the SPV I Facility, the SPV II Facility, the collateralized loan obligations, the Revolving Credit Facility, and certain of the Notes are subject to floating interest rates. In connection with our Series F Notes, 2030 Notes, 2031 Notes and 2029 Notes, which bear interest at fixed rates, we entered into interest rate swaps in order to align the interest rate risk of our liabilities with our investment portfolio. A prolonged period of elevated interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our floating rate debt securities. Since the majority of our investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Adviser to meet or exceed the quarterly threshold for the Income-Based Fee as described in Note 3. Agreements and Related Party Transactions.

Following a period of elevated interest rates to address inflation concerns, the Federal Reserve has reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve maintained this range at each meeting held in 2026. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward rates remaining at current levels for longer, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. In considering the extent and timing of additional rate cuts in the future, the Federal Reserve stated that it will carefully assess incoming data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 100, 200, or 300 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2026. Interest expense is calculated based on the terms of the Company's Credit Facilities, using the outstanding balance as of June 30, 2026. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates. Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$209,251	$(101,059)	$108,192
Up 200 basis points	139,501	(67,969)	71,532
Up 100 basis points	69,750	(34,879)	34,871
Down 100 basis points	(66,491)	31,301	(35,190)
Down 200 basis points	(129,542)	64,391	(65,151)
Down 300 basis points	(174,754)	97,481	(77,273)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026 (See “Part I Item 1A. Risk Factors”), which is accessible on the SEC’s website at sec.gov. These factors could materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2026 to the risk factors discussed in Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
Item 7.01. Regulation FD Disclosure.

On August 13, 2026, the board of directors of the Company declared a regular distribution to common stockholders in the amount of $0.57 per share. The distribution will be payable on September 29, 2026 to common stockholders of record as of September 15, 2026.

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

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation effective as of January 1, 2022 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
3.2	Amended and Restated By Laws (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form 10 (File No. 000-56375) filed on March 3, 2022)
3.3	Articles of Amendment, dated November 6, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 6, 2024)
3.4	Articles of Amendment, dated November 3, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 16, 2025)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 25, 2024)
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

4.7	Form of 6.125% Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 5, 2025)
4.8

Registration Rights Agreement, dated as of December 5, 2025, relating to the 6.125% Notes due 2031 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on December 5, 2025)

4.9

Third Supplemental Indenture, dated as of June 12, 2026, relating to the 6.375% Notes due 2029, between MSD Investment Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 12, 2026)

4.10	Form of 6.375% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 12, 2026)
4.11

Registration Rights Agreement, dated as of June 12, 2026, relating to the 6.375% Notes due 2029, by and among the Company and J.P. Morgan Securities LLC, BNP Paribas Securities Corp., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, RBC Capital Markets, LLC and SMBC Nikko Securities America, Inc. (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on June 12, 2026)

10.1

Investment Advisory Agreement between the Company and the Adviser dated November 24, 2021 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

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

10.4	Administration Agreement between the Company and the Administrator effective January 1, 2023 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 23, 2023)
10.5	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)
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
10.8

Transfer Agent Servicing Agreement between the Company and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.9

Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.10

Amendment No.1 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on March 23, 2023)

10.11

Amendment No. 2 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC as borrower, the Company as equity-holder and servicer, each of the lenders from time to time party thereto, Deutsche Bank AG, New York Branch as facility agent and U.S. Bank National Association as collateral agent and collateral custodian (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on March 23, 2023)

10.12

Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 000-56375) filed on February 8, 2022)

10.13

First Amendment to the Revolving Credit Agreement by and among the Company as borrower, MSD Portfolio, L.P. - Investments as Guarantor and Bank of America, N.A. as the administrative agent, the sole lead arranger, the sole bookrunner, the structuring agent, the letter of credit issuer and a lender (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on March 25, 2024)

10.14

Loan and Servicing Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2023)

10.15

Amendment No. 1 to Loan and Servicing Agreement by and among MSD BDC SPV II, LLC as borrower, Citizens Bank N.A as lender and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 9, 2023).

10.16

Indenture, dated as of November 15, 2023, by and between MSD BDC CLO I, LLC and U.S. Bank Trust Company, National Association. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 25, 2024)

10.17

Collateral Management Agreement, dated November 15, 2023, by and between MSD BDC CLO I, LLC and MSD Partners, L.P. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on March 25, 2024)

10.18

Master Transfer Agreement, dated as of November 15, 2023, by and between MSD Investment Corp., as seller, and MSD BDC CLO I, LLC, as purchaser. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on March 25, 2024)

10.19

Amendment No. 2 to the Loan and Servicing Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.19 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.20

Amendment No. 4 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC, as borrower, the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, Deutsche Bank AG, New York Branch as facility agent, U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian (incorporated by reference to Exhibit 10.20 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.21

Amendment No. 3 to the Loan and Servicing Agreement by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, Everbank, N.A. as a lender, Texas Capital Bank as a lender, Western Alliance Bank as a lender, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.21 of the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.22

Note Purchase Agreement, dated August 7, 2024, by and between MSD Investment Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.22 of the Quarterly Report on Form 10-Q filed on August 14, 2024)

10.23

Note Purchase Agreement, dated November 20, 2024, by and between MSD Investment Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2024)

10.24

Senior Secured Credit Agreement by and among MSD Investment Corp., as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 26, 2024)

10.25

Commitment Increase Agreement by and among MSD Investment Corp., as borrower, Royal Bank of Canada, Deutsche Bank AG, New York Branch, and U.S. Bank National Association, as the assuming lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 4, 2025)

10.26

Amendment No. 4 to the Loan and Servicing Agreement, dated September 18, 2025, by and among MSD Investment Corp., as collateral manager, MSD BDC SPV II, LLC, as borrower, Citizens Bank N.A as lender and administrative agent, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian(incorporated by reference to Exhibit 10.26 of the Quarterly Report on Form 10-Q filed on November 14, 2025)

10.27

Commitment Increase Agreement by and among MSD Investment Corp., as borrower, BNP Paribas as the assuming lender, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2025)

10.28

Amendment No. 6 to the Loan Financing and Servicing Agreement by and among MSD BDC SPV I, LLC, as borrower, the several banks and other financial institutions or entities that are party thereto from time to time, as lenders, Deutsche Bank AG, New York Branch as facility agent, U.S. Bank Trust Company National Association as collateral agent and U.S. Bank National Association as collateral custodian (incorporated by reference to Exhibit 10.28 of the Quarterly Report on Form 10-Q filed on November 14, 2025)

10.29

Amendment No. 5 to the Loan and Security Agreement, dated as of November 26, 2025, by and among MSD BDC SPV II, LLC, as borrower, Citizens Bank, N.A. as a required lender, a lender, and administrative agent, MSD Investment Corp. as collateral manager, the other lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent, and U.S. Bank National Association as account bank and collateral custodian (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed on March 26, 2026)

10.30

Amendment No. 1 to Senior Secured Credit Agreement, dated as of June 4, 2026, by and among MSD Investment Corp., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2026)

10.31

Amended and Restated Senior Secured Credit Agreement, dated as of July 30, 2026, by and among MSD Investment Corp., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 30, 2026)

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

MSD Investment Corp.

Date:	August 14, 2026	/s/ Robert Platek
Robert Platek
Chief Executive Officer

Date:	August 14, 2026	/s/ Brian S. Williams
Brian S. Williams
Chief Financial Officer & Treasurer